Form 10-Q
period 1998-06-30
GLOBAL IMAGING SYSTEMS INC
filed 1998-08-13
CIK 1050167

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM ____________ TO __________________

      Commission File Number:  000-24373

                          GLOBAL IMAGING SYSTEMS, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE                                   59-3247752
-------------------------------------    ---------------------------------------
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)


13902 North Dale Mabry Highway, Suite 300  33618
Tampa, Florida
-----------------------------------------  ----------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)   (ZIP CODE)

REGISTRANT'S TELEPONE NUMBER, INCLUDING AREA CODE:    813-960-5508

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
          (FORMER NAME OR FORMER ADDRESS, IF CHANGED SINCE LAST REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

The registrant had 17,583,639 Shares of Common Stock, $.01 par value, outstanding as of August 12, 1998.

                                      INDEX


PART I - FINANCIAL INFORMATION

                                                                                                 Page
                                                                                                 -----
ITEM 1 - Consolidated Financial Statements

      Consolidated Balance Sheets as of June 30, 1998 (Unaudited)
      and March 31, 1998                                                                           3

      Consolidated Statements of Operations for the three months ended
      June 30, 1998 and 1997 (Unaudited)                                                           4

      Consolidated Statements of Cash Flows for the three months ended
      June 30, 1998 and 1997 (Unaudited)                                                           5

      Consolidated Statement of Stockholders' Equity for the three months
      ended June 30, 1998 (Unaudited)                                                              6

      Notes to Consolidated Financial Statements (Unaudited)                                       7


ITEM 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                 9



PART II - OTHER INFORMATION

         Item 2 - Changes in Securities and Use of Proceeds                                       16

         Item 4 - Submission of Matters to a Vote of Security Holders                             17

         Item 6 - Exhibits and Reports on Form 8-K                                                18


Signature                                                                                         20

Exhibit Index                                                                                     21

PART I - FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

 GLOBAL IMAGING SYSTEMS, INC.
 CONSOLIDATED BALANCE SHEETS
 (IN THOUSANDS EXCEPT PER-SHARE AMOUNTS)



                                                                              June 30,        March 31,
 ASSETS                                                                        1998             1998
                                                                           ------------    -------------
                                                                             (Unaudited)
Current assets:
    Cash and cash equivalents                                                   $3,115           $4,496
    Accounts receivable, net of allowance for doubtful
        accounts($895 and $871 at June 30, 1998
        and March 31, 1998, respectively)                                       32,736           27,572
    Inventories                                                                 20,473           19,061
    Deferred income taxes                                                        1,519            1,543
    Prepaid expenses and other current assets                                      762              425
                                                                           ------------    -------------
            Total current assets                                                58,605           53,097
Rental equipment, net                                                            4,731            4,655
Property and equipment, net                                                      4,695            4,419
Other assets                                                                       459            2,147
Deferred income taxes                                                              561              571
Related party notes receivable                                                     547              547
Intangible assets, net:
    Goodwill                                                                    94,221           94,685
    Noncompete agreements                                                        1,153            1,336
    Financing fees                                                               1,882            2,885
                                                                           ------------    -------------
            Total assets                                                      $166,854         $164,342
                                                                           ============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                           $12,858          $10,556
    Accrued liabilities                                                          4,425            3,878
    Accrued compensation and benefits                                            2,924            3,543
    Current maturities of long-term debt                                           175              233
    Deferred revenue                                                            11,341           10,632
    Income taxes payable                                                           736                -
                                                                           ------------    -------------
            Total current liabilities                                           32,459           28,842
Long-term debt, less current maturities                                         65,752           97,252
                                                                           ------------    -------------
            Total liabilities                                                   98,211          126,094
Stockholders equity:
    Class A common stock, $.01 par value:                                            -                3
        400,000 shares authorized:  339,945
        shares issued and outstanding at March 31, 1998
    Class B common stock, $.01 par value:                                            -               95
        50,000,000 shares authorized:  9,521,058
        shares issued and outstanding at March 31, 1998
    Class C common stock, $.01 par value:                                            -                9
        905,000 shares authorized:  904,252
        shares issued and outstanding at March 31, 1998
    Common Stock, $.01 par value:                                                  176                -
        50,000,000 shares authorized:  17,583,639
        shares issued and outstanding at June 30, 1998
    Additional paid-in capital                                                  67,662           33,618
    Retained earnings                                                            1,050            4,754
                                                                           ------------    -------------
                                                                                68,888           38,479
    Less stockholder receivables                                                  (245)            (231)
                                                                           ------------    -------------
            Total stockholders' equity                                          68,643           38,248
                                                                           ============    =============
            Total liabilities and stockholders' equity                        $166,854         $164,342
                                                                           ============    =============

                             See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(IN THOUSANDS EXCEPT PER-SHARE AMOUNTS)




                                                                       Three Months Ended
                                                                            June 30,
                                                                   1998                    1997
                                                               ------------            -------------
Revenues:
    Equipment and supplies sales                                   $43,334                  $15,182
    Service and rentals                                             14,868                    6,730
                                                               ------------            -------------
        Total revenues                                              58,202                   21,912
Costs and operating expenses:
    Cost of equipment and supplies sales                            30,887                   10,273
    Service and rental costs                                         7,006                    3,304
    Selling, general and administrative expenses                    13,289                    5,502
    Intangible asset amortization                                      901                      563
                                                               ------------            -------------
        Total costs and operating expenses                          52,083                   19,642
                                                               ------------            -------------
Income from operations                                               6,119                    2,270
Interest expense                                                     2,230                      938
                                                               ------------            -------------
Income before income taxes and extraordinary item                    3,889                    1,332
Income taxes                                                         1,801                      661
                                                               ------------            -------------
Income before extraordinary item                                     2,088                      671
Extraordinary charge for early retirement of debt,
    net of tax benefit of $467                                        (684)                       -
                                                               ------------            -------------
Net income                                                           1,404                      671
Yield adjustment on Class A common stock and accretions               (901)                    (382)
                                                               ------------            -------------
Net Income available to common stockholders                           $503                     $289
                                                               ============            =============

Basic earnings per share:
Income before extraordinary item, including
    yield adjustment and accretions                                  $0.10                    $0.03
Extraordinary charge for early retirement of debt,
    net of tax benefit of $467                                       (0.06)                    -
                                                               ------------            -------------
Net income per share                                                 $0.04                    $0.03
                                                               ============            =============

Diluted earnings per share:
Income before extraordinary item, including
    yield adjustment and accretions                                  $0.09                    $0.03
Extraordinary charge for early retirement of debt,
    net of tax benefit of $467                                       (0.05)                    -
                                                               ------------            -------------
Net income per share                                                 $0.04                    $0.03
                                                               ============            =============

Weighted average number of shares outstanding (in thousands):
    Basic                                                           11,527                    9,315
    Diluted                                                         12,511                    9,315


                            See accompanying notes


                                       4

GLOBAL IMAGING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(IN THOUSANDS)

                                                                                                Three Months Ended
                                                                                                     June 30,
                                                                                           1998                     1997
                                                                                         --------                 --------
Operating activities
Net Income                                                                                $1,404                     $671
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                          1,065                      669
     Amortization                                                                          2,172                      656
     Deferred income taxes                                                                    34                        -

Changes in operating assets and liabilities, net of amounts acquired in purchase business combinations:
    Accounts receivable                                                                   (5,164)                    (298)
    Inventory                                                                             (1,412)                    (744)
    Prepaid expenses and other current assets                                               (337)                    (144)
    Other assets                                                                           2,594                     (158)
    Accounts payable                                                                       2,302                     (504)
    Accrued liabilities                                                                      (72)                    (116)
    Deferred revenue                                                                         709                      387
    Income taxes                                                                             736                      686
                                                                                         --------                 --------

Net cash provided by operating activities                                                  4,031                    1,105
Investing activities
Related party notes receivable                                                                 -                     (500)
Purchase of property, equipment and rental equipment                                      (1,416)                    (641)
Payment for purchase of businesses, net of cash acquired                                    (254)                    (123)
                                                                                         --------                 --------

Net cash used in investing activities                                                     (1,670)                  (1,264)
Financing activities
Net draws (payments) under line of credit                                                (31,558)                     216
Financing fees                                                                              (262)                      (1)
Deferred cost of initial public offering                                                    (912)                       -
Common stock redemption and retirement                                                   (35,411)                       -
Common stock issued for cash                                                              64,401                      220
                                                                                         --------                 --------

Net cash (used in) provided by financing activities                                       (3,742)                     435
                                                                                         --------                 --------
Net increase (decrease) in cash and cash equivalents                                      (1,381)                     276
Cash and cash equivalents, beginning of period                                             4,496                      961
                                                                                         --------                 --------
Cash and cash equivalents, end of period                                                  $3,115                   $1,237
                                                                                         ========                 ========

                            See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
(IN THOUSANDS EXCEPT PER-SHARE AMOUNTS)


                                    Class A              Class B                 Class C
                                  Common Stock         Common Stock            Common Stock
                               ------------------------------------------------------------------

                                  Shares    Par       Shares      Par         Shares       Par
                                           Value                 Value                    Value
                               -------------------------------------------------------------------
Balances at March 31, 1998       339,945     $3     9,521,101     $95        904,252       $ 9

   Common stock issued in
   Initial Public Offering
   Common stock retired         (339,945)    (3)
   Dividend -
          Class A common
   stock
   Common stock converted                          (9,521,101)    (95)      (904,252)       (9)
   Costs of Initial
   Public Offering
   Net income
                               -------------------------------------------------------------------
Balances at June 30, 1998          ---       ---       ---         ---         ---          ---

                                        Common Stock       Additional
                                   ----------------------   Paid-in     Stockholder   Retained
                                      Shares        Par     Capital     Receivables   Earnings     Total
                                                   Value
                                   ------------------------------------------------------------------------
Balances at March 31, 1998         $            $           $ 33,618    $     (231)   $  4,754    $ 38,248

   Common stock issued in
   Initial Public Offering          6,000,000        60       66,900                                66,960
   Common stock retired                                      (30,459)          (14)       (133)    (30,609)
   Dividend -
          Class A common                                                                (4,975)     (4,975)
   stock
   Common stock converted          11,583,639       116          (12)                                    -
   Costs of Initial                                                                                 (2,385)
   Public Offering                                            (2,385)
   Net income                                                                            1,404       1,404
                                  -------------------------------------------------------------------------
Balances at June 30, 1998          17,583,639   $   176     $ 67,662    $     (245)   $  1,050    $ 68,643
                                  ===========   =======     ========    ==========    ========    ========

                             See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE 1.  BASIS OF PRESENTATION

The accompanying consolidated balance sheet as of June 30, 1998, consolidated statements of operations for the three months ended June 30, 1998 and June 30, 1997, the consolidated statements of cash flows for the three months ended June 30, 1998 and June 30, 1997, and the consolidated statement of stockholders' equity for the three months ended June 30, 1998 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Registration Statement on Form S-1, File No. 333-48103, filed by Global Imaging Systems, Inc. (together with its subsidiaries, "Global" or the "Company") and declared effective by the Securities and Exchange Commission on June 17, 1998.


NOTE 2.  EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is effective for annual and interim periods ending after December 15, 1997. Statement No. 128 requires the dual presentation of basic and diluted earnings per share ("EPS") for complex capital structures on the consolidated statement of operations. Basic EPS is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise of stock options or the conversion of securities into stock. Global has implemented Statement No. 128 for the three months ended June 30, 1998 and June 30, 1997.

The following table reconciles the numerators and denominators of the basic and diluted EPS computations:

                                                                                   For Three Months Ended
(In thousands except per share amounts)                                    June 30, 1998             June 30, 1997
                                                                         ------------------        ------------------
Numerator:
    Income before extraordinary item                                                $2,088                      $671
    Extraordinary charge for early retirement of debt, net
      of tax benefit of $467                                                           684
                                                                         ------------------        ------------------
    Net Income                                                                       1,404                       671
    Yield adjustment on Class A common stock
      and accretions                                                                   901                       382
                                                                         ==================        ==================
    Numerator for basic and diluted earnings per share -
      income available to common stockholders                                         $503                      $289
                                                                         ==================        ==================



Denominator:
    Denominator for basic earnings per share                                        11,527                     9,315
    Effect of dilutive securities:
      Contingent stock-redemption of A shares in June 1998                             980
      Employee stock options                                                             4
                                                                         ------------------        ------------------
    Dilutive potential common shares                                                   984                         0
      Denominator for diluted earnings per share - adjusted
        weighted average shares and assumed conversions                             12,511                     9,315
                                                                         ==================        ==================
Basic earnings per share:
      Earnings per share before extraordinary item, including
        yield adjustments and accretions                                              $.10                      $.03
      Extraordinary charge for early retirement of debt,
        net of tax benefit                                                           (.06)                     -----
                                                                         ==================        ==================
    Net income per share                                                              $.04                      $.03
                                                                         ==================        ==================
Diluted earnings per share:
      Earnings per share before extraordinary item, including
        yield adjustments and accretions                                              $.09                      $.03
      Extraordinary charge for early retirement of debt,
        net of tax benefit                                                           (.05)                     -----
                                                                         ==================        ==================
      Net income per share                                                            $.04                      $.03
                                                                         ==================        ==================

NOTE 3.  INITIAL PUBLIC OFFERING AND USE OF PROCEEDS

In April 1998, the Board of Directors approved a change in the Company's capital stock structure, authorizing 10,000,000 shares of $.01 par value preferred stock, 50,000,000 shares of $.01 par value Class B common stock and 905,000 shares of $.01 par value Class C common stock. The Board also authorized a 132-for-1 stock split for holders of its Class B and Class C common stock; provided for the automatic conversion into one share of Class B common stock of each share of its Class C common stock upon the consummation of the initial public offering; the redemption of each share of Class A common stock for $90 plus 8% per annum from the time of its purchase through May 31, 1998 and approximately 3.41 shares of Class B common stock upon the consummation of the initial public offering; and renamed its class B common stock (Common Stock).

In June 1998, the Company sold 6,000,000 shares of the Company's Common Stock, par value $.01, in an initial public offering. The aggregate offering price of the 6,000,000 shares was $72,000,000. After deducting expenses, the Company received approximately $64,401,000 in proceeds from the initial public offering. Of the $64,401,000 in estimated net proceeds to the Company, $28,831,000 was used to repay amounts due Jackson National Life Insurance Company (JNL). The remaining approximately $35,570,000 in proceeds was used to pay the cash portion of the redemption price of the Company's Class A Common Stock, redeemed upon the closing of the initial public offering.

NOTE 4.  RETIREMENT OF DEBT

In June 1998, the Company repaid $31.5 million of long-term debt outstanding to JNL, principally with proceeds from the initial public offering. Recognition of a prepayment penalty of $250,000 and deferred financing costs of $901,000 related to the JNL debt repayment resulted in an extraordinary charge of $684,000 ($.06 per share), net of related income tax benefit of $467,000. In July the Company repaid the remaining $65.8 million balance of the JNL loan with proceeds from a replacement credit agreement with First Union National Bank ("First Union"), and recognized the remaining pro rata deferred financing costs of $1,881,000 from the JNL loan. The Credit Agreement with First Union consists of a $5.0 million swingline line of credit and a $170.0 million revolving line of credit. The Credit Agreement bears interest at rates ranging from 0.75% to 1.5% over LIBOR or, at the Company's option, ranging from 0.0% to 0.5% over a base rate related to prime rate, and varies according to the Company's ratio of its total funded debt to earnings before interest, taxes, depreciation, and amortization. Amounts borrowed under the Credit Agreement may be repaid and reborrowed over the life of the Credit Agreement, with a final maturity date of July 31, 2003. Under the Credit Agreement, the Company has pledged substantially all of its assets, including the capital stock of the Company's subsidiaries, to First Union. Amounts borrowed under the Credit Agreement may be used to fund working capital and general corporate purposes, including acquisitions.


NOTE 5.  STOCK OPTION PLAN

The Board of Directors adopted a stock option plan, effective upon the closing of the initial public offering. Under the terms of the stock option plan 1,820,000 shares of the Company's common stock may be sold pursuant to stock options or granted or sold as restricted stock to directors, officers, employees, and consultants to the Company. Under the stock option plan, as of June 30, 1998 the Board had granted options to purchase a total of 519,750 shares of common stock of the Company at an exercise price of $12, equal to the offering price per share, effective as of the closing of the Company's initial public offering. All of these options are subject to vesting requirements based on length of service.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The discussion below contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or its industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: the Company's need for substantial additional funding to continue to implement its acquisition strategy, the Company's dependence on its suppliers, the ability of the Company and various third parties to make the Company's software Year 2000 compliant at projected costs and on anticipated timetables, the pace and effects of technological developments in the Company's industry and other risk factors discussed in the Company's Registration Statement on Form S-1, File No. 333-48103, declared effective on June 17, 1998.

Overview

      The Company was founded in June 1994 with the goal of becoming a leading consolidator in the highly fragmented office imaging solutions industry. The Company is a rapidly growing provider of an array of office imaging solutions, which encompasses the sale and service of automated office equipment (copiers, facsimile machines, printers, and duplicators), electronic presentation equipment and document imaging management (DIM) systems as well as network integration and management services. Since its founding, the Company has acquired nine core companies primarily in the Northeast, Southeast, and Pacific Northwest, and 15 additional satellite companies that have been integrated into the core companies. The first acquisition was completed in August 1994.

      The Company derives its revenues from two sources: (i) sales of equipment and supplies and (ii) sales of complementary services and equipment rentals. The growth of equipment revenues and the complementary supplies, parts and service revenues is dependent on several factors, including the demand for equipment, the Company's reputation for providing timely and reliable service, and general economic conditions. Revenues generated from the sale of equipment and complementary supplies, parts and service revenues are impacted by price, general economic conditions, service reputation, and competitors' actions in the marketplace. Revenues from the sale of complementary supplies, parts and services are also affected by equipment sales and rental volumes.

      As the Company acquires businesses, the percentage of its revenues derived from sales of equipment and supplies, as opposed to service and rentals, fluctuates according to whether the businesses acquired are automated office equipment dealers (which typically derive a higher percentage of revenues from service and rentals) or are network integrators or electronic presentation systems or document imaging systems ("DIM systems") dealers (which typically derive a higher percentage of revenues from sales of equipment and supplies). Generally, sales of equipment and supplies have lower gross profit margins than sales of service and rentals. The Company expects that, over time, it will increasingly become engaged in the network integration, electronic presentation systems and DIM systems markets and, accordingly, a larger percentage of its revenues and gross profits will be derived from the sale of equipment and supplies.

      Cost of goods sold consists primarily of the cost of new equipment, cost of supplies and parts, labor costs to provide services, rental equipment depreciation and other direct operating costs. The Company depreciates its rental equipment primarily over a three-year period on a straight-line basis with no residual value.

      Gross profit as a percentage of revenues varies from period to period depending upon numerous variables, including the mix of revenues from equipment, supplies, service and rentals; the mix of revenues among the markets served by the Company; and the mix of revenues of the businesses acquired.

Results of Operations

      The following table sets forth selected consolidated financial information as a percentage of total revenues.

                                                                                       Three Months Ended
                                                                        --------------------------------------------------
                                                                              June 30,                     June 30,
                                                                                1998                         1997
                                                                        ---------------------         --------------------
Revenues:
    Equipment and supply sales................................                   74.5%                        69.3%
    Service and rentals.......................................                   25.5                         30.7
                                                                              --------                     --------
Total revenues................................................                  100.0                        100.0
Costs and operating expenses:
    Cost of equipment and supplies
      sales...................................................                   53.1                         46.9
    Service and rental costs..................................                   12.1                         15.1
    Selling, general, and
      administrative expenses.................................                   22.8                         25.1
    Intangible asset amortization.............................                    1.5                          2.5
                                                                              --------                     --------
Total costs and operating expenses............................                   89.5                         89.6
                                                                              --------                     --------
Income from operations........................................                   10.5                         10.4
Interest expense..............................................                    3.8                          4.3
                                                                              --------                     --------
Income before income taxes and
    extraordinary item........................................                    6.7                          6.1
Income taxes..................................................                    3.1                          3.0
                                                                              --------                     --------
Income before extraordinary item..............................                    3.6                          3.1
Extraordinary charge for early
  retirement of debt, net of tax
  benefit.....................................................                    1.2                          --
                                                                              --------                     --------
Net Income....................................................                    2.4%                         3.1%
                                                                              ========                     ========

Quarter Ended June 30, 1998 Compared to Quarter Ended June 30, 1997

      Revenues

      Total revenues increased 165.6% from $21.9 million for the three months ended June 30, 1997 to $58.2 million for the three months ended June 30, 1998. The majority of the revenue growth was attributable to the acquisition of businesses during 1997 and 1998, with the remainder coming from internal growth.

      Equipment and supplies sales increased 185.4% from $15.2 million, or 69.3% of total revenues, for the three months ended June 30, 1997 to $43.3 million, or 74.5% of total revenues, for the three months ended June 30, 1998. The equipment component of sales of the businesses acquired during 1997 and 1998 was a larger portion of total revenues than for the Company's existing businesses.

      Service and rental revenues increased 120.9%, from $6.7 million, or 30.7% of total revenues for the three months ended June 30, 1997 to $14.9 million, or 25.5% of total revenues, for the three months ended June 30, 1998. The change in the percentage of total revenues attributable to service and rental revenues is consistent with the change in the revenue mix described above.

      Gross Profit

      Total gross profit increased 143.7% from $8.3 million, or 38.0% of total revenues, for the three months ended June 30, 1997 to $20.3 million, or 34.9% of total revenues, for the three months ended June 30, 1998. The change in total gross profit margins from year to year was due to the change in the revenue mix. Office equipment dealers typically derive a higher percentage of total revenues from service and rentals, while network integration, electronic presentation systems and DIM systems dealers derive a higher percentage of total revenues from sales of equipment and supplies. The equipment component of sales of the businesses acquired in 1997 and 1998 accounted for a larger portion of total revenues than the Company's existing businesses. Sales of equipment and supplies generally generate lower gross profit margins than service and rental revenues. Combined service and rental gross profit margins were 50.9% for the three months ended June 30, 1997 and 52.9% for the three months ended June 30, 1998.

      Selling, General and Administrative Expenses

      Selling, general and administrative expenses increased 141.5% from $5.5 million, or 25.1% of revenues, for the three months ended June 30, 1997 to $13.3 million, or 22.8% of revenues, for the three months ended June 30, 1998. The increase in expenses was primarily due to the acquisition of businesses in 1997 and 1998. The decline in expenses as a percentage of revenues was the result of the acquisition of profitable businesses, the change in the composition of the Company's businesses, and revenues increasing by 165.6% without a proportionate increase in selling, general, and administrative expenses.

      Intangible Asset Amortization

      For the three months ended June 30, 1997 and 1998, asset amortization was $.6 million and $.9 million, respectively. Asset amortization includes the amortization of goodwill and non-compete agreements from acquisitions.

      Income From Operations

      Income from operations increased 169.6% from $2.3 million, or 10.4% of total revenues, for the three months ended June 30, 1997 to $6.1 million, or 10.5% of total revenues, for the three months ended June 30, 1998.

      Interest Expense

      Interest expense increased 137.7%, from $.9 million for the three months ended June 30, 1997 to $2.2 million for the three months ended June 30, 1998. The increase was primarily due to the increase in the Company's borrowings. The proceeds from the additional borrowings were used to fund the cost of the businesses acquired in 1997 and 1998. Interest expense includes the amortization of financing fees incurred in connection with the Company's credit facility from JNL.

      Income Taxes

      The provision for income taxes was $.7 million for the three months ended June 30, 1997 and $1.8 million for the three months ended June 30, 1998. The increase in income taxes was primarily due to increased pre-tax income resulting from the inclusion of businesses acquired during 1997 and 1998. The effective income tax rate decreased slightly from 49.6% for the three months ended June 30, 1997 to 46.3% for the three months ended June 30, 1998. The effective income tax rate for 1997 and 1998 was higher than the federal statutory rate of 34.0% plus state and local taxes, primarily due to non-deductible goodwill amortization relating to the businesses acquired.

      Extraordinary Charge

      During June 1998 the company retired $31.5 million of long-term debt payable to JNL due in 2004. Recognition of the prepayment penalty of $250,000 and deferred financing costs of $901,000 related to the long-term debt repayment resulted in an extraordinary charge of $684,000 ($.06 per share), net of related income tax benefit of $467,000. The remaining pro rata deferred financing costs of $1,881,000 were recognized in July 1998 when the remaining $65.8 million balance of the long-term debt was retired.

Liquidity and Capital Resources

      The Company has financed its operations primarily through internal cash flow, sales of stock and bank financing, including the Company's financing facilities described below. These sources of funds have been used to fund the Company's growth both internally and through acquisitions. The Company is pursuing an acquisition strategy and therefore expects to acquire more businesses.

      In June 1998, the Company repaid $31.5 million of long-term debt outstanding to JNL principally with proceeds from the Company's initial public offering. In July, the Company repaid the remaining $65.8 million balance of the JNL loan with proceeds from a replacement credit agreement with First Union. The Company's credit agreement with First Union (the "Credit Agreement") consists of a $5.0 million swingline line of credit and a $170.0 million revolving line of credit for acquisitions and for working capital purposes. The Credit Agreement bears interest at rates ranging from 0.75% to 1.5% over LIBOR or, at the Company's option, ranging from 0.0% to 0.5% over a base rate related to prime rate, and varies according to the Company's ratio of its total funded debt to earnings before interest, taxes, depreciation, and amortization. Amounts borrowed under the Credit Agreement may be repaid and reborrowed over the life of the Credit Agreement, with a final maturity date of July 31, 2003. Under the Credit Agreement, the Company has pledged substantially all of its assets, including the capital stock of the Company's subsidiaries, to First Union. The terms of the Credit Agreement require strict compliance with numerous affirmative, negative and financial covenants that restrict, among other things, amendments to the Company's Certificate of Incorporation or Bylaws, dividend payments, sales of stock or assets or the incurrence of additional debt by the Company or its subsidiaries. Amounts borrowed under the Credit Agreement may be used to fund working capital and general corporate purposes, including acquisitions, subject to prior lender approval in the case of acquisitions with a cash purchase price of over $15 million or an aggregate price (cash, stock or other consideration) of over $40 million.

      For the three months ended June 30, 1998 the net cash provided by operations was $4.0 million and for the three months ended June 30, 1997 the net cash provided by operations was $1.1 million. For the three months ended June 30, 1998 and for the three months ended June 30, 1997 the Company's net cash used in investing activities was $1.7 million and $1.3 million, respectively, primarily for the purchase of property and equipment and rental equipment. For the three months ended June 30, 1998 and the three months ended June 30, 1997, the Company's net cash (used in) provided by financing activities was ($3.7) million and $.4 million, respectively. Net cash provided by financing activities consists of equity capital provided by Golder, Thoma, Cressey, Rauner Fund IV Limited Partnership, JNL, and certain members of management of the Company and Acquired Businesses, net borrowings under the Credit Agreement and for the three months ended June 30, 1998 the net proceeds to the Company of the Initial Public Offering.

      The Company believes that the Credit Agreement, together with the cash on hand and funds generated by the Company's operations, will provide the Company with sufficient liquidity and capital resources to pursue its business strategy at least through March 1999, including the funding of working capital, acquisitions, capital expenditures and other needs.

Year 2000 Software Issue

      The Company uses a number of computer software programs and operating systems in its operations. To the extent that the software applications used in such functions and communications are unable to recognize the year 2000, the Company may incur expenses in connection with the need to remediate such software and also may incur the risk and potential expense of disruptions that may be caused by the software's impaired functioning as the year 2000 approaches.

      Almost all of the Company's subsidiaries and operating units utilize the OMD software system ("OMD"). According to the OMD Corporation, many of the changes for Year 2000 compliance have already been implemented. The Company has been informed by the OMD Corporation that the areas of OMD that have already been updated for Year 2000 are those used in invoicing, payables, financials, inventory and service management. The final changes for Year 2000 compliance from OMD are expected to be available no later than March 31, 1999. If OMD does not provide Year 2000 software in accordance with anticipated timetables, the Company would have to handle any processing areas that are not Year 2000 compliant manually, or obtain software that is Year 2000 compliant from a third party to cover such areas.

      In addition to the OMD software, the operating systems at the Company and its subsidiaries are being analyzed for Year 2000 compliance. As of this date, 80% of the Company's subsidiaries are currently using operating systems for their UNIX servers (on which the OMD system is run) which the Company believes are Year 2000 compliant. Operating systems and bios software levels at the server/workstation level are being analyzed. In the event that new PC based operating systems or patches are required, the Company expects to be able to update such systems or patches no later than the second quarter of 1999. If workstation patches or hardware replacements are required, the Company expects to be able to update such systems or patches no later than the third quarter of 1999.

      In addition, the Company communicates electronically with a number of its suppliers and customers with respect to a variety of functions, including ordering, billing and payroll. Any failure of the software of the Company's suppliers or customers to address the Year 2000 issue could impair the Company's ability to perform such functions. The Company is analyzing the potential impact of the Year 2000 issue on the Company's interactions with its suppliers and customers.

      The Company believes that other electronic systems such as security, environment controls and telephone systems are being analyzed for Year 2000 compliance by the Company's various vendors of this equipment. The Company anticipates that all of these systems will be Year 2000 compliant in advance of the actual Year 2000 date.

      There can be no assurance that the Company's software will be made Year 2000 compliant prior to any disruption caused by the Year 2000 date. Any such disruption may have an adverse, material effect on the Company's business, financial condition or results of operations. In addition, the Company is in the process of analyzing the effect of Year 2000 noncompliance in the software used by its vendors, customers, employees and other third parties to determine what effects, if any, such noncompliance may have on the Company.


PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

      (d) On June 17, 1998, the Company's Registration Statement on Form S-1 (No. 333-48103), registering the initial public offering by the Company of 6,000,000 shares of the Company's Common Stock, par value $.01, plus an additional 900,000 shares to be sold by selling stockholders in the event that the underwriters exercised over-allotment options granted by such selling stockholders, became effective. The aggregate offering price of the 6,000,000 shares registered on behalf of the Company was $72,000,000, all of which was sold upon the closing of the initial public offering on June 22, 1998. The aggregate offering price of the 900,000 shares registered on behalf of the selling stockholders was $10,800,000. On July 14, 1998, the over-allotment options were exercised with respect to 300,000 shares of Common Stock, for an aggregate offering price of $3,600,000. The Company's initial public offering terminated upon the expiration of the remainder of the over-allotment options. Prudential Securities Incorporated, Salomon Smith Barney Inc., William Blair & Company, L.L.C. and Raymond James & Associates acted as managing underwriters for the Company's initial public offering.

      Underwriting discounts and commissions for the shares sold by the Company in the initial public offering totaled $5,040,000. In addition, in connection with the initial public offering the Company paid approximately $14,000 in underwriters' expenses and an estimated $2,545,000 in additional expenses, resulting in total estimated expenses of approximately $7,599,000. None of the Company's expenses in connection with the offering were paid directly or indirectly to directors or officers of the

Company or their associates, or to persons owning 10% or more of the Company's Common Stock or other affiliates of the Company. After deducting expenses, the Company received approximately $64,401,000 in proceeds from the initial public offering.

      Of the $64,401,000 in estimated net proceeds to the Company, $28,831,000 was used to repay amounts due to JNL which holds in excess of 5% of the Company's outstanding Common Stock and is affiliated with Bruce Gorchow, one of the directors of the Company, in connection with the Company's credit facility from JNL. The remaining approximately $35,570,000 in proceeds was deposited upon the closing of the offering into a trust account to be used to pay the cash portion of the redemption price of the Company's Class A Common Stock, which was redeemed upon the closing of the initial public offering. Upon the redemption of the Company's Class A Common Stock, Golder, Thoma, Cressey, Rauner Fund IV Limited Partnership, which holds 39% of the Company's Common Stock and is affiliated with two of the Company's directors, Carl Thoma and William Kessinger, and JNL became entitled to receive payments of approximately $23,191,000 and $3,833,000, respectively, and Thomas Johnson, the Company's President, Chief Executive Officer and a director of the Company, Neal Berney, a director of the Company, and Raymond Schilling, Michael Mueller and Alfred Vieira, executive officers of the Company, became entitled to receive approximately $572,000, $225,000, $12,000, $23,000 and $12,000, respectively.
The remaining Class A redemption payments were made to persons who are not directors or officers of the Company or their associates, or 10% stockholders or other affiliates of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

      As of May 11, 1998, stockholders holding at least 99% of the Company's Common Stock then outstanding, 99% of the Company's Class A Common Stock then outstanding and 100% of the Company's Class C Common Stock then outstanding had consented in writing to the following actions:

         1. The re-election of the Company's Board of Directors in its entirety;

         2. the amendment of the Company's Certificate of Incorporation (the "Pre-IPO Amendment") to (a) effect a 132-for-1 stock split of outstanding shares of the Company's Class B Common Stock and Class C Common Stock; (b) increase the number of shares of Class B Common Stock and Class C Common Stock the Company was authorized to issue; (c) redesignate the Company's Class B Common Stock as "Common Stock"; (d) provide for the redemption of outstanding shares of the Company's Class A Common Stock upon the closing of the Company's initial public offering in accordance with certain agreements entered into by the Company and its stockholders; (e) provide for the automatic conversion of outstanding shares of the Company's Class C Common Stock into shares of Common Stock upon the Closing of the Company's initial public offering; (f) authorize shares of blank check preferred stock; and (g) otherwise amend and clarify the rights, preferences and privileges of shares of the Company's Class A Common Stock, Common Stock and Class C Common Stock;

         3. the amendment of the Company's Amended and Restated Certificate of Incorporation to be effective upon the closing of the Company's initial public offering;

         4. the amendment of the Company's Bylaws to be effective upon the closing of the Company's initial public offering; and

         5.  the approval of the Company's 1998 Stock Option and Incentive Plan.

         On May 27, 1998, stockholders holding at least 68% of the Company's Common Stock then outstanding, 77% of the Company's Class A Common Stock then outstanding and 100% of the Company's Class C Common Stock then outstanding consented in writing to an additional amendment to the Pre-IPO Amendment authorizing a greater number of shares of Class C Common Stock than was originally authorized in the Pre-IPO Amendment.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

          Number  Exhibit
          ------  -------

            *3.1  Amended and Restated Certificate of Incorporation

            *3.2  Amended and Restated Bylaws

            *4.1  Specimen Common Stock Certificate

           *10.1 Termination Agreement, dated as of May 27, 1998, by and among the Company and the stockholders identified therein.

           *10.2 Third Amendment to Amended and Restated Credit Agreement and Loan Documents, dated as of May 8, 1998, by and among Jackson National Life Insurance Company, PPM America, Inc., the Company and its subsidiaries.

           *10.3  1998 Stock Option and Incentive Plan.+

   Number  Exhibit
   ------  -------

    *10.4 Form of Indemnification Agreement between the Company and its directors and executive officers.+

    *10.5 Letter Agreement dated April 22, 1998, by and among Global, First Union National Bank and First Union Capital Markets Group.++

   **11.1  Statement of Computation of Per Share Earnings

     27.1  Financial Data Schedule

* Incorporated by reference to the Registrant's Registration Statement on Form S-1, No. 333-48103, which was declared effective by the Securities and Exchange Commission on June 17, 1998.

**   See Note 2 to the Notes to Consolidated Financial Statements

+    Management contract or compensatory plan, contract or arrangement.

++ Confidential treatment has been granted to certain portions of this exhibit.


     (b)      Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended June 30, 1998.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Global Imaging Systems, Inc.
                                        -------------------------------------
                                                   (Registrant)


         August 13, 1998                       /s/ Raymond Schilling
 -----------------------------------    -------------------------------------
              Date
                                                   Raymond Schilling
                                         Chief Financial Officer, Secretary,
                                         and Treasurer, (Duly Authorized
                                         Officer and Principal Financial and
                                         Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------

                   (Pursuant to item 601 of Regulation S-K)


       Number  Exhibit
       ------  -------

         *3.1  Amended and Restated Certificate of Incorporation

         *3.2  Amended and Restated Bylaws

         *4.1  Specimen Common Stock Certificate

        *10.1 Termination Agreement, dated as of May 27, 1998, by and among the Company and the stockholders identified therein.

        *10.2 Third Amendment to Amended and Restated Credit Agreement and Loan Documents, dated as of May 8, 1998, by and among Jackson National Life Insurance Company, PPM America, Inc., the Company and its subsidiaries.

        *10.3  1998 Stock Option and Incentive Plan.+

        *10.4 Form of Indemnification Agreement between the Company and its directors and executive officers.+

        *10.5 Letter Agreement dated April 22, 1998, by and among Global, First Union National Bank and First Union Capital Markets Group.++

       **11.1  Statement of Computation of Per Share Earnings

         27.1  Financial Data Schedule

  * Incorporated by reference to the Registrant's Registration Statement on Form S-1, No. 333-48103, which was declared effective by the Securities and Exchange Commission on June 17, 1998.

  **     See Note 2 to the Notes to Consolidated Financial Statements.
  +
  +      Management contract or compensatory plan, contract or arrangement.

  ++ Confidential treatment has been granted to certain portions of this exhibit.