Form 10-Q
period 1998-09-30
GLOBAL IMAGING SYSTEMS INC
filed 1998-11-13
CIK 1050167

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM ____________________ TO __________________

     Commission File Number:  000-24373

                          GLOBAL IMAGING SYSTEMS, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



DELAWARE                                      59-3247752
--------------------------------              ---------------------------------
(STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER IDENTIFICATION
INCORPORATION OR ORGANIZATION)                 NO.)



13902 NORTH DALE MABRY HIGHWAY, SUITE 300     33618
TAMPA, FLORIDA
------------------------------------------    ---------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)      (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:    813-960-5508


                                 NOT APPLICABLE
--------------------------------------------------------------------------------
         (FORMER NAME OR FORMER ADDRESS, IF CHANGED SINCE LAST REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [ X ]   No [   ]

The registrant had 17,981,450 Shares of Common Stock, $.01 par value, outstanding as of November 11, 1998.

                                     INDEX

                                                                          Page
                                                                          ----

PART I--FINANCIAL INFORMATION

ITEM 1--Consolidated Financial Statements

   Consolidated Balance Sheets as of September 30, 1998 (Unaudited)
   and March 31, 1998                                                       3

   Consolidated Statements of Operations for the three and six
   months ended September 30, 1998 and 1997 (Unaudited)                     4

   Consolidated Statements of Cash Flows for the six months ended
   September 30, 1998 and 1997 (Unaudited)                                  6

   Consolidated Statement of Stockholders' Equity for the six
   months ended September 30, 1998 (Unaudited)                              7

   Notes to Consolidated Financial Statements (Unaudited)                   8


ITEM 2--Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                          11


PART II--OTHER INFORMATION

ITEM 2--CHANGES IN SECURITIES AND USE OF PROCEEDS                          21

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K                                   21

SIGNATURE                                                                  23

EXHIBIT INDEX                                                              24

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

GLOBAL IMAGING SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)

                                                                             SEPTEMBER 30,                     MARCH 31,
ASSETS                                                                           1998                            1998
                                                                           ----------------                ----------------
                                                                              (Unaudited)
Current assets:
    Cash and cash equivalents                                                   $  4,835                        $  4,496
    Accounts receivable, net of allowance for doubtful
        accounts($1,040 and $871 at September 30, 1998
        and March 31, 1998, respectively)                                         38,541                          27,572
    Inventories                                                                   24,357                          19,061
    Deferred income taxes                                                          1,629                           1,543
    Prepaid expenses and other current assets                                      1,067                             425
                                                                                --------                        --------
            Total current assets                                                  70,429                          53,097
Rental equipment, net                                                              4,651                           4,655
Property and equipment, net                                                        4,766                           4,419
Other assets                                                                         761                           2,147
Deferred income taxes                                                                265                             571
Related party notes receivable                                                       547                             547
Intangible assets, net:
    Goodwill                                                                     113,817                          94,685
    Noncompete agreements                                                          1,255                           1,336
    Financing fees                                                                 1,270                           2,885
                                                                                --------                        --------
            Total assets                                                        $197,761                        $164,342
                                                                                ========                        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                            $ 15,589                        $ 10,556
    Accrued liabilities                                                            4,960                           3,878
    Accrued compensation and benefits                                              3,970                           3,543
    Current maturities of long-term debt                                             118                             233
    Deferred revenue                                                              11,732                          10,632
                                                                                --------                        --------
            Total current liabilities                                             36,369                          28,842
Long-term debt, less current maturities                                           87,600                          97,252
                                                                                --------                        --------
            Total liabilities                                                    123,969                         126,094
Stockholders equity:
    Preferred Stock, $.01 par value:
        10,000,000 shares authorized:  No shares issued.                               -                               -
    Class A common stock, $.01 par value:
        400,000 shares authorized:  339,945
        shares issued and outstanding at March 31, 1998                                -                               3
    Class B common stock, $.01 par value:
        50,000,000 shares authorized:  9,521,058
        shares issued and outstanding at March 31, 1998                                -                              95
    Class C common stock, $.01 par value:
        905,000 shares authorized:  904,252
        shares issued and outstanding at March 31, 1998                                -                               9
    Common Stock, $.01 par value:
        50,000,000 shares authorized:  17,981,450
        shares issued and outstanding at September 30, 1998                          180                               -
    Additional paid-in capital                                                    70,858                          33,618
    Retained earnings                                                              2,754                           4,754
                                                                                --------                        --------
                                                                                  73,792                          38,479
    Less stockholder receivables                                                       -                           (231)
                                                                                --------                        --------
            Total stockholders' equity                                            73,792                          38,248
                                                                                --------                        --------
            Total liabilities and stockholders' equity                          $197,761                        $164,342
                                                                                ========                        ========


                            See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS EXCEPT PER-SHARE AMOUNTS)

                                                                   Three Months Ended
                                                                      September 30,
                                                              1998                    1997
                                                          -------------           -------------
Revenues:
    Equipment and supplies sales                             $51,958                 $30,543
    Service and rentals                                       15,048                  10,860
                                                             -------                 -------
        Total revenues                                        67,006                  41,403
Costs and operating expenses:
    Cost of equipment and supplies sales                      37,922                  22,363
    Service and rental costs                                   7,549                   5,216
    Selling, general and administrative expenses              14,004                   9,460
    Intangible asset amortization                                943                     753
                                                             -------                 -------
        Total costs and operating expenses                    60,418                  37,792
                                                             -------                 -------
Income from operations                                         6,588                   3,611
Interest expense                                               1,456                   1,616
                                                             -------                 -------
Income before income taxes and extraordinary item              5,132                   1,995
Income taxes                                                   2,295                     990
                                                             -------                 -------
Income before extraordinary item                               2,837                   1,005
Extraordinary charge for early retirement of debt,
    net of tax benefit of $774                                (1,133)                     -
                                                             -------                 -------
Net income                                                     1,704                   1,005
Yield adjustment on Class A common stock and accretions           -                     (434)
                                                             -------                 -------
Net Income available to common stockholders                  $ 1,704                 $   571
                                                             =======                 =======

Basic earnings per share:
Income before extraordinary item, including
    yield adjustment and accretions                          $  0.16                 $  0.06
Extraordinary charge for early retirement of debt,
    net of tax benefit of $774                                 (0.06)                     -
                                                             -------                 -------
Net income per share                                         $  0.10                 $  0.06
                                                             =======                 =======

Diluted earnings per share:
Income before extraordinary item, including
    yield adjustment and accretions                          $  0.16                 $  0.06
Extraordinary charge for early retirement of debt,
    net of tax benefit of $774                                 (0.06)                     -
                                                             -------                 -------
Net income per share                                         $  0.10                 $  0.06
                                                             =======                 =======

Weighted average number of shares outstanding (in thousands):
    Basic                                                     17,642                   9,549
    Diluted                                                   17,700                   9,549


                            See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS EXCEPT PER-SHARE AMOUNTS)

                                                                     SIX MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                              1998                    1997
                                                          -------------           -------------
Revenues:
    Equipment and supplies sales                            $ 95,292                 $45,725
    Service and rentals                                       29,916                  17,590
                                                            --------                 -------
        Total revenues                                       125,208                  63,315
Costs and operating expenses:
    Cost of equipment and supplies sales                      68,809                  32,636
    Service and rental costs                                  14,555                   8,520
    Selling, general and administrative expenses              27,293                  14,962
    Intangible asset amortization                              1,844                   1,316
                                                            --------                 -------
        Total costs and operating expenses                   112,501                  57,434
                                                            --------                 -------
Income from operations                                        12,707                   5,881
Interest expense                                               3,686                   2,554
                                                            --------                 -------
Income before income taxes and extraordinary item              9,021                   3,327
Income taxes                                                   4,096                   1,651
                                                            --------                 -------
Income before extraordinary item                               4,925                   1,676
Extraordinary charge for early retirement of debt,
    net of tax benefit of $1,241                              (1,817)                     -
                                                            --------                 -------
Net income                                                     3,108                   1,676
Yield adjustment on Class A common stock and accretions         (901)                   (816)
                                                            --------                 -------
Net Income available to common stockholders                 $  2,207                 $   860
                                                            ========                 =======

Basic earnings per share:
Income before extraordinary item, including
    yield adjustment and accretions                         $   0.28                 $  0.09

Extraordinary charge for early retirement of debt,
    net of tax benefit of $1,241                               (0.13)                     -
                                                            --------                 -------
Net income per share                                        $   0.15                 $  0.09
                                                            ========                 =======

Diluted earnings per share:
Income before extraordinary item, including
    yield adjustment and accretions                         $   0.27                 $  0.09
Extraordinary charge for early retirement of debt,
    net of tax benefit of $1,241                               (0.12)                     -
                                                            --------                 -------
Net income per share                                        $   0.15                 $  0.09
                                                            ========                 =======

Weighted average number of shares outstanding (in thousands):
    Basic                                                     14,601                   9,432
    Diluted                                                   15,122                   9,432


                            See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

                                                                                           SIX MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                     1998                    1997
                                                                                 ------------            ------------
OPERATING ACTIVITIES
Net Income                                                                           $3,108                  $1,676
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                     2,162                   1,560
     Amortization                                                                     5,064                   1,502
     Deferred income taxes                                                              220                      -
Changes in operating assets and liabilities, net of amounts acquired in purchase business combinations:
    Accounts receivable                                                              (7,355)                 (2,209)
    Inventory                                                                        (2,693)                   (185)
    Prepaid expenses and other current assets                                          (626)                   (115)
    Other assets                                                                       (148)                   (173)
    Accounts payable                                                                  3,735                     798
    Accrued liabilities                                                                  89                   3,171
    Deferred revenue                                                                     86                     328
    Income taxes                                                                       (293)                    417
                                                                                   --------                --------
Net cash provided by operating activities                                             3,349                   6,770
INVESTING ACTIVITIES
Related party notes receivable                                                         -                       (500)
Purchase of property, equipment and rental equipment                                 (2,037)                 (1,727)
Payment for purchase of businesses, net of cash acquired                            (20,101)                (42,309)
                                                                                   --------                --------
Net cash used in investing activities                                               (22,138)                (44,536)
FINANCING ACTIVITIES
Net draws (payments) under line of credit                                            (9,766)                 38,525
Financing fees                                                                       (1,599)                     (5)
Common stock redemption and retirement                                              (35,339)                       -
Common stock issued for cash                                                         65,832                   4,503
                                                                                   --------                --------
Net cash provided by financing activities                                            19,128                  43,023
                                                                                   --------                --------
Net increase in cash and cash equivalents                                               339                   5,257
Cash and cash equivalents, beginning of period                                        4,496                     961
                                                                                   --------                --------
Cash and cash equivalents, end of period                                           $  4,835                $  6,218
                                                                                   ========                ========

                            See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)

                                                  CLASS A           CLASS B             CLASS C
                                                COMMON STOCK      COMMON STOCK        COMMON STOCK       COMMON STOCK
                                              --------------------------------------------------------------------------
                                               SHARES    PAR     SHARES     PAR      SHARES    PAR     SHARES       PAR
                                                        VALUE              VALUE              VALUE             VALUE
                                              --------------------------------------------------------------------------

Balances at March 31, 1998                    339,945    $ 3    9,521,101   $ 95      904,252   $ 9                  $ -

   Common stock issued in
      Initial Public Offering                                                                           6,000,000     60
   Common stock issued in
      conjunction with Acquisitions                                                                       397,811      4
   Common stock retired                      (339,945)    (3)
   Dividend -
      Class A common stock
   Common stock converted                                      (9,521,101)   (95)    (904,252)   (9)   11,583,639    116
   Cost of Initial Public Offering
   Net Income
                                              --------------------------------------------------------------------------
Balances at September 30, 1998                      -    $ -            -   $  -            -   $ -    17,981,450   $180
                                              ==========================================================================


                                               ADDITIONAL
                                                PAID-IN        STOCKHOLDER       RETAINED
                                                CAPITAL        RECEIVABLES       EARNINGS     TOTAL
                                               -----------------------------------------------------

Balances at March 31, 1998                     $ 33,618           $(231)          $4,754    $ 38,248

   Common stock issued in
      Initial Public Offering                    66,900                                       66,960
   Common stock issued in
      conjunction with Acquisitions               3,412                                        3,416
   Common stock retired                         (30,459)            231             (133)    (30,364)
   Dividend -
      Class A common stock                                                        (4,975)     (4,975)
   Common stock converted                           (12)                                           -
   Cost of Initial Public Offering               (2,601)                                      (2,601)
   Net Income                                                                      3,108       3,108
                                               -----------------------------------------------------
Balances at September 30, 1998                 $ 70,858           $  -            $2,754     $73,792
                                               =====================================================

See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

The accompanying consolidated balance sheet as of September 30, 1998, consolidated statements of operations for the three and six months ended September 30, 1998 and September 30, 1997, the consolidated statements of cash flows for the six months ended September 30, 1998 and September 30, 1997, and the consolidated statement of stockholders' equity for the six months ended September 30, 1998 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Registration Statement on Form S-1, File No. 333-48103, filed by Global Imaging Systems, Inc. (together with its subsidiaries, "Global" or the "Company") and declared effective by the Securities and Exchange Commission on June 17, 1998.

NOTE 2.  EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is effective for annual and interim periods ending after December 15, 1997. Statement No. 128 requires the dual presentation of basic and diluted earnings per share ("EPS") for complex capital structures on the consolidated statement of operations. Basic EPS is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise of stock options or the conversion of securities into stock. Global has implemented Statement No. 128 for the three and six months ended September 30, 1998 and September 30, 1997.

The following table reconciles the numerators and denominators of the basic and diluted EPS computations:


(In thousands except per share amounts)

                                                   For Three Months Ended         For Six Months Ended
                                                 September 30,  September 30,  September 30,  September 30,
                                                     1998           1997           1998           1997
                                                 -------------  -------------  -------------  -------------
Numerator:
  Income before extraordinary item                  $2,837         $1,005         $4,925         $1,678
  Extraordinary charge for early
     retirement of debt, net of tax benefit          1,133              -          1,817              -
                                                 -------------  -------------  -------------  -------------
  Net income                                         1,704          1,005          3,108          1,676
  Yield adjustment of Class A common stock
     and accretions                                      -            434            901            816
                                                 -------------  -------------  -------------  -------------
  Numerator for basic and diluted earnings per
     share - income available to common
     stockholders                                   $1,704         $  571         $2,207         $  860
                                                 =============  =============  =============  =============
Denominator:
  Denominator for basic earnings per share          17,642          9,549         14,601          9,432
  Effect of dilutive securities:
     Contingent stock-redemption of A shares in
        June 1998                                                                    490
     Employee stock options                             58                            31
                                                 -------------  -------------  -------------  -------------
  Dilutive potential common shares                      58                           521
  Denominator for diluted earnings per share -
     adjusted weighted average shares and
     assumed conversions                            17,700          9,549         15,122          9,432
                                                 =============  =============  =============  =============



Basic earnings per share:
  Earnings per share before extraordinary
   item, including yield adjustments and
   adjustments and accretions                        $0.16          $0.06          $0.28          $0.09
  Extraordinary charge for early retirement
   of debt, net of tax benefit                       (0.06)             -          (0.13)             -
                                                 -------------  -------------  -------------  -------------
  Net income per share                               $0.10          $0.06          $0.15          $0.09
                                                 =============  =============  ============= ==============
Diluted earnings per share:
  Earnings per share before extraordinary
   item, including yield adjustments
   and accretions                                    $0.16          $0.06          $0.27          $0.09

  Extraordinary charge for early retirement
   of debt, net of tax benefit                       (0.06)                        (0.12)
                                                 -------------  -------------  -------------  -------------
  Net Income per share                               $0.10          $0.06          $0.15          $0.09
                                                 =============  =============  ============= ==============

NOTE 3.  INITIAL PUBLIC OFFERING AND USE OF PROCEEDS

In April 1998, the Board of Directors approved a change in the Company's capital stock structure, authorizing 10,000,000 shares of $.01 par value preferred stock, 50,000,000 shares of $.01 par value Class B common stock and 905,000 shares of $.01 par value Class C common stock. The Board also authorized a 132-for-1 stock split for holders of its Class B and Class C common stock; provided for the automatic conversion into one share of Class B common stock of each share of its Class C common stock upon the consummation of the initial public offering; the redemption of each share of Class A common stock for $90 plus 8% per annum from the time of its purchase through May 31, 1998 and approximately
3.41 shares of Class B common stock upon the consummation of the initial public offering; and renamed its class B common stock ("Common Stock").

In June 1998, the Company sold 6,000,000 shares of the Company's Common Stock, par value $.01, in an initial public offering. The aggregate offering price of the 6,000,000 shares was $72,000,000. After deducting expenses, the Company received approximately $64,185,000 in proceeds from the initial public offering. Of the $64,185,000 in estimated net proceeds to the Company, $28,831,000 was used to repay amounts due Jackson National Life Insurance Company ("JNL"). The remaining approximately $35,354,000 in proceeds was used to pay the cash portion of the redemption price of the Company's Class A Common Stock, redeemed upon the closing of the initial public offering.

NOTE 4.  RETIREMENT OF DEBT

In June 1998, the Company repaid $31.5 million of long-term debt outstanding to JNL, principally with proceeds from the initial public offering. Recognition of a prepayment penalty of $250,000 and deferred financing costs of $901,000 related to the JNL debt repayment resulted in an extraordinary charge of $684,000 ($.06 per share), net of related income tax benefit of $467,000. In July 1998, the Company repaid the remaining $65.8 million balance of the JNL loan with proceeds from a replacement credit agreement with First Union National Bank ("First Union"). The Company recognized the remaining pro rata deferred financing costs of $1,907,000 from the JNL loan, resulting in an extraordinary charge of $1,133,000 ($.06 per share), net of related income tax benefit of $774,000. The Credit Agreement with First Union consists of a $5.0 million swingline line of credit and a $170.0 million revolving line of credit. The Credit Agreement bears interest at rates ranging from 0.75% to 1.5% over LIBOR or, at the Company's option, ranging from 0.0% to 0.5% over a base rate related to prime rate, and varies according to the Company's ratio of its total funded debt to earnings before interest, taxes, depreciation, and amortization. Amounts borrowed under the Credit Agreement may be repaid and reborrowed over the life of the Credit Agreement, with a final maturity date of July 31, 2003. Under the

Credit Agreement, the Company has pledged substantially all of its assets, including the capital stock of the Company's subsidiaries, to First Union. Amounts borrowed under the Credit Agreement may be used to fund working capital and general corporate purposes, including acquisitions.

NOTE 5.  STOCK OPTIONS AND STOCK OPTION PLAN

The Board of Directors adopted a stock option plan, effective upon the closing of the initial public offering. Under the terms of the stock option plan 1,820,000 shares of the Company's common stock may be sold pursuant to stock options or granted or sold as restricted stock to directors, officers, employees, and consultants to the Company. As of September 30, 1998 the Board had granted options to purchase a total of 519,750 shares of common stock of the Company under the stock option plan and an option to purchase 10,000 shares of common stock of the Company outside of the stock option plan, all at an exercise price of $12, equal to the offering price per share, in the Company's initial public offering. All of these options are subject to vesting requirements based on length of service.

NOTE 6.  ACQUISITIONS

During the six months ended September 30, 1998 the Company acquired three businesses that provide office-imaging solutions and related services. Aggregate consideration for these three acquisitions was approximately $25,593,000, including $21,200,000 in cash, plus stock valued at approximately $4,300,000, and acquisition related expenses of $93,000. Liabilities totaling $3,757,000 were assumed by the Company in connection with these acquisitions. Goodwill of approximately $21,315,000 was recorded related to these acquisitions. All acquisitions were accounted for by the purchase method of accounting and accordingly are included in the results of operations from their dates of acquisitions.

Under the terms of one of its purchase agreements, the Company is committed to make contingent payments (the Earn-out) of up to $600,000 to two of the former owners of the acquired company on or before October 31, 2001. These contingent payments are based on the future profitability, specifically earnings before interest and taxes, of the acquired company.

The unaudited pro forma results presented below include the effects of the acquisitions as if they had been consummated as of April 1, 1997. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated at the beginning of the year prior to acquisition.

                                                   Unaudited Pro forma
                                              Six Months ended September 30,
                                         (In Thousands Except Per Share Amounts)
                                        ----------------------------------------
                                                   1998           1997
                                                 --------       --------
  Revenues..............................         $141,395       $120,116
  Net income before extraordinary item..            5,028            767
  Less extraordinary item...............           (1,817)             -
                                                 --------       --------
  Net income............................         $  3,211       $    767
                                                 ========       ========

 Basic earnings per share:
   Income before extraordinary item,
    including yield adjustment and
    accretions..........................         $   0.23       $  (0.03)
   Net income per share.................         $   0.13       $  (0.03)

 Diluted earnings per share:
   Income before extraordinary item,
    including yield adjustment and
    accretions..........................         $   0.22       $  (0.03)
   Net income per share.................         $   0.12       $  (0.03)


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The discussion below contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or its industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: the Company's need for substantial additional funding to continue to implement its acquisition strategy and its ability to obtain such funding, the Company's dependence on its suppliers, the ability of the Company and various third parties to make the Company's software Year 2000 compliant at projected costs and on anticipated timetables, the pace and effects of technological developments in the Company's industry and other risk factors discussed in the Company's Registration Statement on Form S-1, File No. 333-48103, declared effective on June 17, 1998.

OVERVIEW

   The Company was founded in June 1994 with the goal of becoming a leading consolidator in the highly fragmented office imaging solutions industry. The Company is a rapidly growing provider of an array of office imaging solutions, which encompasses the sale and service of automated office equipment (copiers, facsimile machines, printers, and duplicators), electronic presentation equipment and document imaging management (DIM) systems as well as network integration and management services. Since its founding, the Company has acquired ten core companies primarily in the Northeast, Southeast, and Pacific Northwest, and 17 additional satellite companies that have been integrated into the core companies. The first acquisition was completed in August 1994.

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

RESULTS OF OPERATIONS

   The following table sets forth selected consolidated financial information as a percentage of total revenues.

                                                  Three Months Ended          Six Months Ended
                                          ----------------------------  ---------------------------
                                          September 30,  September 30,  September 30,  September 30,
                                              1998          1997            1998           1997
                                          -------------  -------------  -------------  -------------
Revenues:
  Equipment and supplies sales...........     77.5%         73.8%           76.1%         72.2%
  Service and rentals....................     22.5          26.2            23.9          27.8
                                             -----         -----           -----         -----
Total revenues...........................    100.0         100.0           100.0         100.0
Costs and operating expenses:
  Cost of equipment and supplies
   sales.................................     56.6          54.0            55.0          51.5
  Service and rental costs...............     11.3          12.6            11.6          13.5
  Selling, general, and
   administrative expenses...............     20.9          22.9            21.8          23.6
  Intangible asset amortization..........      1.4           1.8             1.5           2.1
                                             -----         -----           -----         -----
Total costs and operating expenses.......     90.2          91.3            89.9          90.7
                                             -----         -----           -----         -----
Income from operations...................      9.8           8.7            10.1           9.3
Interest expense.........................      2.2           3.9             2.9           4.0
                                             -----         -----           -----         -----
Income before income taxes and
  extraordinary item.....................      7.6           4.8             7.2           5.3
Income taxes.............................      3.4           2.4             3.3           2.6
                                             -----         -----           -----         -----
Income before extraordinary item.........      4.2           2.4             3.9           2.7
Extraordinary charge for early
 retirement of debt, net of tax benefit..     (1.7)            -            (1.4)            -
                                             -----         -----           -----         -----
Net Income...............................      2.5%          2.4%            2.5%          2.7%
                                             =====         =====           =====         =====

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

   Revenues

   Total revenues increased 61.8% from $41.4 million for the three months ended September 30, 1997 to $67.0 million for the three months ended September 30, 1998. The majority of the revenue growth was attributable to the acquisition of businesses during 1997 and 1998, with the remainder coming from internal growth.

   Equipment and supplies sales increased 70.1% from $30.5 million, or 73.8% of total revenues, for the three months ended September 30, 1997 to $52.0 million, or 77.5% of total revenues, for the three months ended September 30, 1998. The equipment component of sales of the businesses acquired during 1997 and 1998 was a larger portion of total revenues than for the Company's existing businesses.

   Service and rental revenues increased 38.6% from $10.9 million, or 26.2% of total revenues for the three months ended September 30, 1997 to $15.0 million, or 22.5% of total revenues, for the three months ended September 30, 1998. The change in the percentage of total revenues attributable to service and rental revenues is consistent with the change in the revenue mix described above.

   Gross Profit

   Total gross profit increased 55.8% from $13.8 million, or 33.4% of total revenues, for the three months ended September 30, 1997 to $21.5 million, or 32.1% of total revenues, for the three months ended September 30, 1998. The change in total gross profit margins from year to year was due primarily to the change in the revenue mix. Office equipment dealers typically derive a higher percentage of total revenues from service and rentals, while network integration, electronic presentation systems and DIM systems dealers derive a
higher percentage of total revenues from sales of equipment and supplies.    The
gross profit margins on equipment sold by office equipment dealers typically are higher than the equipment gross profit margins in network integration, electronic presentation and DIM systems. The equipment component of sales of the businesses acquired in 1997 and 1998 accounted for a larger portion of total revenues than the Company's existing businesses. Sales of equipment and supplies generally generate lower gross profit margins than service and rental revenues. Combined service and rental gross profit margins were 52.0% for the three months ended September 30, 1997 and 49.8% for the three months ended September 30, 1998.

   Selling, General and Administrative Expenses

   Selling, general and administrative expenses increased 48.0% from $9.5 million, or 22.9% of revenues, for the three months ended September 30, 1997 to $14.0 million, or 20.9% of revenues, for the three months ended September 30, 1998. The increase in expenses was primarily due to the acquisition of businesses in 1997 and 1998. The decline in expenses as a percentage of revenues was the result of the acquisition of profitable businesses, the change in the composition of the Company's businesses, and revenues increasing by 61.8% without a proportionate increase in selling, general, and administrative expenses.

   Intangible Asset Amortization

   For the three months ended September 30, 1997 and 1998, asset amortization was $.8 million and $.9 million, respectively. Asset amortization includes the amortization of goodwill and non-compete agreements from acquisitions.

   Income From Operations

   Income from operations increased 82.4% from $3.6 million, or 8.7% of total revenues, for the three months ended September 30, 1997 to $6.6 million, or 9.8% of total revenues, for the three months ended September 30, 1998.

   Interest Expense

   Interest expense decreased 9.9%, from $1.6 million for the three months ended September 30, 1997 to $1.5 million for the three months ended September 30, 1998. The decrease was primarily due to the reduction in the Company's borrowings, as $31.5 million of long-term debt was repaid in June 1998 with proceeds from the initial public offering. Also, the Company's credit facility with First Union bears interest at lower rates than the JNL loan it replaced. The proceeds from the additional borrowings incurred during the quarters ended September 30, 1997 and 1998 were used to fund the cost of the businesses acquired. Interest expense includes the amortization of financing fees incurred in connection with the Company's credit facility from JNL in 1997 and First Union in 1998.

   Income Taxes

   The provision for income taxes was $1.0 million for the three months ended September 30, 1997 and $2.3 million for the three months ended September 30, 1998. The increase in income taxes was primarily due to increased pre-tax income resulting from the inclusion of businesses acquired during 1997 and 1998. The effective income tax rate decreased from 49.6% for the three months ended September 30, 1997 to 44.7% for the three months ended September 30, 1998. The effective income tax rate for 1997 and 1998 was higher than the federal statutory rate of 34.0% plus state and local taxes, primarily due to non-deductible goodwill amortization relating to the businesses acquired.

   Extraordinary Charge

   During July 1998, the Company retired the remaining $65.8 million of long-term debt payable to JNL due in 2004. Recognition of the deferred financing costs of $1,907,000 related to the long-term debt repayment resulted in an extraordinary charge of $1,133,000 ($.06 per share), net of related income tax benefit of $774,000.

Six Months Ended September 30, 1998 Compared to Six Months Ended September 30, 1997

   Revenues

   Total revenues increased 97.8% from $63.3 million for the six months ended September 30, 1997 to $125.2 million for the six months ended September 30,

1998. The majority of the revenue growth was attributable to the acquisition of businesses during 1997 and 1998, with the remainder coming from internal growth.

   Equipment and supplies sales increased 108.4% from $45.7 million, or 72.2% of total revenues, for the six months ended September 30, 1997 to $95.3 million, or 76.1% of total revenues, for the six months ended September 30, 1998. The equipment component of sales of the businesses acquired during 1997 and 1998 was a larger portion of total revenues than for the Company's existing businesses.

   Service and rental revenues increased 70.1%, from $17.6 million, or 27.8% of total revenues for the six months ended September 30, 1997 to $29.9 million, or 23.9% of total revenues, for the six months ended September 30, 1998. The change in the percentage of total revenues attributable to service and rental revenues is consistent with the change in the revenue mix described above.

   Gross Profit

   Total gross profit increased 88.8% from $22.2 million, or 35.0% of total revenues, for the six months ended September 30, 1997 to $41.8 million, or 33.4% of total revenues, for the six months ended September 30, 1998. The change in total gross profit margins from year to year was primarily due to the change in the revenue mix. Office equipment dealers typically derive a higher percentage of total revenues from service and rentals, while network integration, electronic presentation systems and DIM systems dealers derive a higher percentage of total revenues from sales of equipment and supplies. The gross profit margins on equipment sold by office equipment dealers are typically higher than the equipment gross profit margins in network integration, electronic presentation and DIM systems. The equipment component of sales of the businesses acquired in 1997 and 1998 accounted for a larger portion of total revenues than the Company's existing businesses. Sales of equipment and supplies generally generate lower gross profit margins than service and rental revenues. Combined service and rental gross profit margins were 51.6% for the six months ended September 30, 1997 and 51.3% for the six months ended September 30, 1998.

   Selling, General and Administrative Expenses

   Selling, general and administrative expenses increased 82.4% from $15.0 million, or 23.6% of revenues, for the six months ended September 30, 1997 to $27.3 million, or 21.8% of revenues, for the six months ended September 30, 1998. The increase in expenses was primarily due to the acquisition of businesses in 1997 and 1998. The decline in expenses as a percentage of revenues was the result of the acquisition of profitable businesses, the change in the composition of the Company's businesses, and revenues increasing by 97.8% without a proportionate increase in selling, general, and administrative expenses.

   Intangible Asset Amortization

   For the six months ended September 30, 1997 and 1998, asset amortization was $1.3 million and $1.8 million, respectively. Asset amortization includes the amortization of goodwill and non-compete agreements from acquisitions.

   Income From Operations

   Income from operations increased 116.1% from $5.9 million, or 9.3% of total revenues, for the six months ended September 30, 1997 to $12.7 million, or 10.1% of total revenues, for the six months ended September 30, 1998.

   Interest Expense

   Interest expense increased 44.3%, from $2.6 million for the six months ended September 30, 1997 to $3.7 million for the six months ended September 30, 1998. The increase was primarily due to the increase in the Company's borrowings. The proceeds from the additional borrowings were used to fund the cost of the businesses acquired in 1997 and 1998. Interest expense includes the amortization of financing fees incurred in connection with the Company's credit facility from JNL in 1997 and First Union in 1998.

   Income Taxes

   The provision for income taxes was $1.7 million for the six months ended September 30, 1997 and $4.1 million for the six months ended September 30, 1998. The increase in income taxes was primarily due to increased pre-tax income resulting from the inclusion of businesses acquired during 1997 and 1998. The effective income tax rate decreased from 49.6% for the six months ended September 30, 1997 to 45.4% for the six months ended September 30, 1998. The effective income tax rate for 1997 and 1998 was higher than the federal statutory rate of 34.0% plus state and local taxes, primarily due to non-deductible goodwill amortization relating to the businesses acquired.

   Extraordinary Charge

   During June and July 1998 the company retired $97.3 million of long-term debt payable to JNL due in 2004. Recognition of the prepayment penalty of $250,000 and deferred financing costs of $2,808,000 related to the long-term debt repayment resulted in an extraordinary charge of $1,817,000 ($.13 per share), net of related income tax benefit of $1,241,000.

LIQUIDITY AND CAPITAL RESOURCES

   The Company has financed its operations during the first six months of the fiscal year primarily through internal cash flow, sales of stock and bank financing, including the Company's financing facilities described below. These sources of funds have been used to fund the Company's growth both internally and through acquisitions. The Company is pursuing an acquisition strategy and therefore expects to acquire more businesses.

   In June 1998, the Company repaid $31.5 million of long-term debt outstanding to JNL principally with proceeds from the Company's initial public offering. In July, the Company repaid the remaining $65.8 million balance of the JNL loan with proceeds from a replacement credit agreement with First Union. The Company's credit agreement with First Union (the "Credit Agreement") consists of a $5.0 million swingline line of credit and a $170.0 million revolving line of credit for acquisitions and for working capital purposes. At September 30, 1998, $87.6 million was outstanding under the credit facility, $1.6 million of which was outstanding under the swingline line of credit and $86.0 million of which was outstanding under the revolving line of credit. The Credit Agreement bears interest at rates ranging from 0.75% to 1.5% over LIBOR or, at the Company's option, ranging from 0.0% to 0.5% over a base rate related to prime rate, and varies according to the Company's ratio of its total funded debt to earnings before interest, taxes, depreciation, and amortization. Amounts borrowed under the Credit Agreement may be repaid and reborrowed over the life of the Credit Agreement, with a final maturity date of July 31, 2003. Under the Credit Agreement, the Company has pledged substantially all of its assets, including the capital stock of the Company's subsidiaries, to First Union. The terms of the Credit Agreement require strict compliance with numerous affirmative, negative and financial covenants that restrict, among other things, amendments to the Company's Certificate of Incorporation or Bylaws, dividend payments, sales of stock or assets or the incurrence of additional debt by the Company or its subsidiaries. Amounts borrowed under the Credit Agreement may be used to fund working capital and general corporate purposes, including acquisitions, subject to prior lender approval in the case of acquisitions with a cash purchase price of over $15 million or an aggregate price (cash, stock or other consideration) of over $40 million.

   For the six months ended September 30, 1998 the net cash provided by operations was $3.3 million and for the six months ended September 30, 1997 the net cash provided by operations was $6.8 million. For the six months ended September 30, 1998 and for the six months ended September 30, 1997 the Company's net cash used in investing activities was $22.1 million and $44.5 million, respectively, primarily for the purchase of acquired businesses and also for the purchase of property and equipment and rental equipment. For the six months ended September 30, 1998 and the six months ended September 30, 1997, the Company's net cash provided by financing activities was $19.1 million and $43.0 million, respectively. Net cash provided by financing activities consists of equity capital provided by Golder, Thoma, Cressey, Rauner Fund IV Limited Partnership, JNL, and certain members of management of the Company and Acquired Businesses, net borrowings under the Credit Agreements and for the six months ended September 30, 1998 the net proceeds to the Company of the Initial Public Offering.

   The Company believes that the Credit Agreement, together with the cash on hand and funds generated by the Company's operations, will provide the Company with sufficient liquidity and capital resources to pursue its business strategy at least through March 1999, including the funding of working capital, acquisitions, capital expenditures and other needs. The Company is currently in discussions with First Union to increase the total amount of the Credit Agreement from $175 million to $250 million. The Company has not yet received a commitment from First Union regarding this increase, and there can be no assurance that it will succeed in obtaining such increase. The Company expects that if it is successful in obtaining this additional financing from First Union, the terms of the amended Credit Agreement will be similar to the existing Credit Agreement. The Company plans to use the additional financing, if obtained, primarily to fund acquisitions.

YEAR 2000 SOFTWARE ISSUE

   With the exception of historical information such as the Company's costs and efforts to date relating to year 2000 issues, the discussion in this section consists of forward looking statements that involve risks and uncertainties. The Company's success in addressing year 2000 issues, and the impact of year 2000 issues on the Company's business, results of operations or financial condition, could differ materially from the description that follows. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below.

   In 1998, the Company established a formal plan to address risks associated with the "year 2000 issue," which relates to the potential inability of computer systems and equipment to function properly as a result of their inability to recognize or process dates occurring after 1999. The Company's year 2000 plan addresses the following areas: (i) information technology ("IT") systems used in the Company's internal operations, including accounting, data processing and telephone systems; (ii) non-IT systems used in the Company's internal operations, including alarm systems and fax machines; (iii) the state and impact of year 2000 readiness of products sold by the Company (which the Company primarily purchases from third party vendors); and (iv) certain operational systems of the Company's critical suppliers and customers that may affect the Company. As discussed below, the Company's year 2000 plan involves (i) identifying and assessing the potential year 2000 risks faced by the Company,
(ii) remediating any year 2000 noncompliance identified by the Company's assessment; (iii) testing the year 2000 readiness of the Company's systems; and
(iv) planning for year 2000 contingencies.

State of Year 2000 Readiness

   The Company is currently in the early stages of reviewing its overall exposure to year 2000 risks. The Company's plan to address the impact of the year 2000 issue on its IT and non-IT systems involves (i) making an inventory of potentially date sensitive devices and software, (ii) assessing the systems affected by these devices and software, (iii) remediating or replacing these systems as necessary, and (iv) testing its systems to confirm year 2000 readiness. Both IT and non-IT systems contain embedded technology, which complicates the Company's year 2000 assessment and remediation efforts.

   The Company estimates that it has completed approximately 35% (in terms of time spent) of the inventory and assessment phases of this process, and expects to complete these phases by the end of March 1999. The Company plans to begin the remediation phase as its assessments reveal a need to remediate or replace its systems. Although the Company does not yet know how extensive its remediation efforts will need to be, the Company currently expects to begin remediating its systems in November 1998 and to complete this phase by March 1999. The testing phase of the Company's year 2000 plan will be conducted beginning January 1999 and is expected to be completed by March 1999. The planned timing of these phases is based on management's best estimates, which were derived using numerous assumptions regarding future events, including the results of the Company's year 2000 assessment, the continued availability of certain resources and the implementation and success of third party remediation plans. There can be no assurance that these estimates will prove to be accurate, and actual results could differ materially as a result of many factors, including the Company's ability to identify, assess, remediate and test all relevant systems and technology embedded in those systems.

   To the extent that the Company has completed its year 2000 assessment of its IT systems, the Company's assessment has not revealed substantial year 2000 noncompliance. Specifically, for most Company functions, the Company utilizes Optimizing Management Decisions ("OMD") software. The OMD Corporation has stated that final year 2000 modifications to OMD software will be released during the first quarter of 1999. The Company uses nationally known software providers for both its general accounting and industry-specific systems and has been assured by the manufacturers or vendors of such products that these applications will be year 2000 compliant by July 1999. The Company's assessment of its non-IT systems is still at a preliminary stage.

   The risk to the Company's business, results of operations or financial condition that third parties and their products will not be year 2000 ready is difficult to quantify, but could potentially be significant. The Company is in the early stages of assessing the risks it faces from year 2000 noncompliance of the products the Company sells (which are, for the most part, manufactured by third parties), as well as risks associated with year 2000 unreadiness of its critical suppliers and customers. The Company has sent questionnaires to its critical suppliers and customers to determine their year 2000 readiness, and is reviewing responses received to date to assess the impact of the year 2000 readiness of the Company's suppliers and customers.

   The Company derives a majority of its revenues from the sale of equipment and from service and supply contracts for such equipment. Accordingly, the Company's success depends on its access to reliable sources of equipment, parts and supplies at competitive prices. If year 2000 issues impair the ability of the Company's suppliers to provide products timely and at competitive prices, the Company's business, results of operations and financial condition could be materially and adversely affected. The Company does not rely upon any one customer for the majority of its sales, or one product vendor for the bulk of its purchases. No individual supplier represents more than 16% of equipment purchases and the Company's top ten customers combined represent less than 15% of the Company's total sales for the period ending fiscal year to date September 30, 1998. The Company believes that its large customer base will minimize the effect on the Company of any year 2000 business disruption experienced by any of its customers.

Costs to Address Year 2000 Issue

   The Company has not incurred material historical costs associated with year 2000 remediation. The Company operates most of its systems on third party software that it believes or has been informed is already year 2000 compliant. The Company estimates its costs of remediation will be approximately $500,000, and does not expect these costs to be material in any year to the Company's consolidated financial condition, results of operations or cash flows. All modification costs relating to the year 2000 issue are expensed as incurred and are expected to be paid for out of internally generated funds.

   The Company's estimate of remediation costs is based on numerous assumptions regarding future events, including the results of the Company's year 2000 assessment, continued availability of certain resources and the implementation and success of third party remediation plans. There can be no assurance that this estimate will prove to be accurate, and actual costs could differ materially as a result of many factors, including those discussed in this section.

Risks Related to the Year 2000 Issue

   In evaluating year 2000 risks to the Company, the Company has identified and evaluated five mission-critical aspects of the business: Sales, Billing, Service, Delivery and Accounting Information Systems. Should any of these functions fail due to Year 2000 issues, a material disruption in business could result.

   Sales: Should the Company's telecommunications system fail as a result of Year 2000 issues, the Company's sales could be adversely affected. The Company is currently in the process of confirming Year 2000 compliance by its third party telecommunications providers. The Company believes its sales division could remain fully operational if it experienced a disruption in telecommunications service. Although the Company expects confirmation of Year 2000 compliance from its third party telecommunications providers, the Company is preparing a contingency plan to continue sales operations without telecommunication support.

   Billing:   The Company is dependent upon computerized billing systems.  A breakdown in IT billing systems could result in delayed or missed customer payments. By March 1999, the Company expects to have completed the inventory and assessment of all potentially affected IT systems. Based upon the level of impairment, duplicate manual billing systems will be set in place to facilitate uninterrupted service where the Company anticipates a possible problem.

   Service: The Company utilizes a combination of manual and computerized service dispatch systems. A disruption in the Company's computerized dispatch system could result in delayed customer service. By March 1999, the Company will have completed the inventory and assessment of all potentially affected IT systems. Based upon the level of impairments, duplicate dispatch systems will be set in place to facilitate uninterrupted service with regard to the uncertain systems.

   Delivery: The Company is heavily dependent upon timely delivery of products from its product vendors as well as delivery to its customers. Any disruption in product supply could result in low customer service and ultimately lost sales. The Company is making every effort to ensure its suppliers and delivery channels are adequately prepared to transition to the year 2000. If the Company determines there is a likely possibility of untimely deliveries by its suppliers, it will take appropriate steps to increase inventory of the affected products.

   Accounting Information Systems: The majority of the Company's accounting information systems are computerized and susceptible to Year 2000 problems. Failure to convert all affected systems could result in delayed or lost financial data. The Company has prioritized evaluation of these systems and expects to make remediations to affected systems by the first quarter of 1999.

Liability or Litigation Relating to Year 2000 Issues

   In addition to the risk of failure of a function critical to the Company's operations, the Company faces risks that are difficult to quantify relating to potential liability resulting from the year 2000 issue. The breadth of different products and services offered by the Company and uncertainty relating to the meaning of the term "year 2000 compliant" could result in the Company facing claims arising from the effect of the year 2000 issue on the products it sells and services. The year 2000 readiness of the products the Company sells depends on the implementation and success of efforts by the suppliers from whom the Company purchases these products in making them year 2000 compliant. The Company has begun the process of evaluating the risks it faces from such noncompliance, and expects to complete its assessment by the end of the first quarter of 1999. The Company cannot currently estimate the risks it faces from such potential liability or litigation.

   Although the Company's year 2000 efforts and the contingency plans described above are intended to minimize the adverse effects of the year 2000 issue on the

Company's business and operations, the actual effects of the issue and the success or failure of the Company's efforts described above cannot be known until the year 2000. Failure by the Company, major suppliers of computer systems and equipment used in the Company's operations, and major vendors and customers of products or services sold by the Company to address adequately their respective year 2000 issues in a timely manner could have a material adverse effect on the Company's business, results of operations and financial condition.

Contingency Plans

   The Company is in the process of forming contingency plans to address the year 2000 issue, and expects this planning stage to continue to be an active process through 1999. As the Company's identification and evaluation of the risks it faces progresses, the Company will develop plans to handle these scenarios. The Company expects to continually revise its contingency planning as it receives information regarding third party year 2000 readiness, and as it integrates future acquisitions.

PART II--OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds.

   (c) On August 31, 1998, the company issued 22,201 shares of Common Stock to the Stockholders of Centre Business Products, Inc. ("Centre") as payment for ten percent of the outstanding stock of Centre. The offer and sale of the Company's Common Stock was made to accredited investors and was exempt from registration under the Securities Act of 1933 as amended pursuant to Rule 506 thereunder.

   On September 16, 1998, the Company issued 332,344 shares of Common Stock to the Stockholders of Carr Business Systems of Great Neck, Inc. ("Carr") as payment for twenty percent of the outstanding stock of Carr. The offer and sale of the Company's Common Stock was made to accredited investors and was exempt from registration pursuant to Rule 506.

   On September 28, 1998, the Company issued 43,266 shares of Common Stock to the Stockholders of ProView, Inc. ("ProView") as payment for ten percent of the outstanding stock of ProView. The offer and sale of Common Stock was made to accredited investors and was exempt from registration pursuant to Rule 506.

ITEM 6.  Exhibits and Reports on Form 8-K.

        (A)   EXHIBITS

      NUMBER  EXHIBIT
      ------  -------
        *3.1  Amended and Restated Certificate of Incorporation

        *3.2  Amended and Restated Bylaws

        *4.1  Specimen Common Stock Certificate

      NUMBER  EXHIBIT
      ------  -------
        10.1  Credit Agreement, dated as of July 31, 1998, by and among the
              Company and its subsidiaries, as Borrowers, the Lenders referred to therein, First Union National Bank, as Administrative Agent, and ScotiaBanc, Inc., as Documentation Agent.

        10.2 Stock Purchase Agreement, dated as of August 31, 1998, by and among Global and Southern Business Communications, Inc. ("SBC") as
              Buyer, Centre Business Products, Inc., and the shareholders thereof, as Sellers.

      **10.3 Stock Purchase Agreement, dated as of September 16, 1998, by and among the Company, Carr Acquisition Corporation as Buyer, Carr
              Business Machines of Great Neck Inc. and Paul Schulman and Robert
              Smith as Sellers.

        10.4 Stock Purchase Agreement, dated as of September 28, 1998, by and among Global and SBC as Buyer, ProView, Inc., and the shareholders thereof, as Sellers.

     ***11.1  Statement of Computation of Per Share Earnings

        27.1  Financial Data Schedule


* Incorporated by reference to the Registrant's Registration Statement on Form S-1, No. 333-48103, which was declared effective by the Securities and Exchange Commission on June 17, 1998.

** Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the SEC on September 29, 1998.

***  See Note 2 to the Notes to Consolidated Financial Statements


  (B)  REPORTS ON FORM 8-K.

  On September 29, 1998, the Company filed with the SEC a Current Report on Form 8-K (the "Report") to report an acquisition of assets. Financial statements relating to such acquisition have not yet been filed with the SEC, but will be filed with an amendment to the Report no later than November 30, 1998.

                                   Signature


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Global Imaging Systems, Inc.
                                    --------------------------------------------
                                                   (Registrant)


    November 12, 1998                          /s/  Raymond Schilling
------------------------            --------------------------------------------
          Date                                    Raymond Schilling
                                       Chief Financial Officer, Secretary, and
                                       Treasurer, (Duly Authorized Officer and
                                     Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------

                    (Pursuant to item 601 of Regulation S-K)


      NUMBER  EXHIBIT
      ------  -------
        *3.1  Amended and Restated Certificate of Incorporation

        *3.2  Amended and Restated Bylaws

        *4.1  Specimen Common Stock Certificate

        10.1 Credit Agreement, dated as of July 31, 1998, by and among the Company and its subsidiaries, as Borrowers, the Lenders referred to therein, First Union National Bank, as Administrative Agent, and ScotiaBanc, Inc., as Documentation Agent.

        10.2 Stock Purchase Agreement, dated as of August 31, 1998, by and among Global and Southern Business Communications, Inc. ("SBC") as Buyer, Centre Business Products, Inc., and the shareholders thereof, as Sellers.

      **10.3 Stock Purchase Agreement, dated as of September 16, 1998, by and among the Company, Carr Acquisition Corporation as Buyer, Carr Business Machines of Great Neck Inc. and Paul Schulman and Robert Smith as Sellers.

        10.4 Stock Purchase Agreement, dated as of September 28, 1998, by and among Global and SBC as Buyer, ProView, Inc., and the shareholders thereof, as Sellers.

     ***11.1  Statement of Computation of Per Share Earnings

        27.1  Financial Data Schedule

* Incorporated by reference to the Registrant's Registration Statement on Form S-1, No. 333-48103, which was declared effective by the Securities and Exchange Commission on June 17, 1998.

** Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the SEC on September 29, 1998.

***  See Note 2 to the Notes to Consolidated Financial Statements