Form 10-Q
period 1998-12-31
GLOBAL IMAGING SYSTEMS INC
filed 1999-02-16
CIK 1050167

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

                                       or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
      EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM                    TO
                                    --------------------  --------------------

     Commission File Number:  000-24373


                          GLOBAL IMAGING SYSTEMS, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


DELAWARE                                 59-3247752
------------------------------------     ------------------------------------
(STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)


3820 Northdale Boulevard, Suite 200A     33624
Tampa, Florida
------------------------------------     ------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE          (ZIP CODE)
OFFICES)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:    813-960-5508


        13902 North Dale Mabry Highway, Suite 300, Tampa, Florida 33618
--------------------------------------------------------------------------------
         (FORMER NAME OR FORMER ADDRESS, IF CHANGED SINCE LAST REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [ X ]   No [   ]

The registrant had 18,657,376 Shares of Common Stock, $.01 par value, outstanding as of February 12, 1999.

                                     INDEX

                                                                            Page
                                                                            ----

PART I--FINANCIAL INFORMATION

ITEM 1--Consolidated Financial Statements

   Consolidated Balance Sheets as of December 31, 1998 (Unaudited)
    and March 31, 1998                                                       3

   Consolidated Statements of Operations for the three months ended          4
    December 31,1998 and 1997 (Unaudited)

   Consolidated Statements of Operations for the nine months ended
    December 31, 1998 and 1997 (Unaudited)                                   5

   Consolidated Statements of Cash Flows for the nine months ended
    December 31, 1998 and 1997 (Unaudited)                                   6

   Consolidated Statement of Stockholders' Equity for the nine
    months ended December 31, 1998 (Unaudited)                               7

   Notes to Consolidated Financial Statements (Unaudited)                    8

ITEM 2--Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                           11



PART II--OTHER INFORMATION

ITEM 2--Changes in Securities and Use of Proceeds                           23

ITEM 6--Exhibits and Reports on Form 8-K                                    23


Signature                                                                   25

Exhibit Index                                                               26

PART 1--FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

GLOBAL IMAGING SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)


                                                            December 31,             March 31,
 ASSETS                                                         1998                   1998
                                                            ------------            ----------
                                                           (Unaudited)
Current assets:
    Cash and cash equivalents                                    $4,247                 $4,496
    Accounts receivable, net of allowance for doubtful
        accounts($1,296 and $871 at December 31, 1998
        and March 31, 1998, respectively)                        44,903                 27,572
    Inventories                                                  27,193                 19,061
    Deferred income taxes                                         1,834                  1,543
    Prepaid expenses and other current assets                     1,729                    425
                                                           ------------             ----------
            Total current assets                                 79,906                 53,097
Rental equipment, net                                             4,641                  4,065
Property and equipment, net                                       5,231                  4,419
Other assets                                                        642                  2,147
Deferred income taxes                                               107                    571
Related party notes receivable                                       47                    547
Intangible assets, net:
    Goodwill                                                    183,742                 94,685
    Noncompete agreements                                         1,229                  1,336
    Financing fees                                                1,215                  2,885
                                                           ------------             ----------
            Total assets                                       $276,760               $164,342
                                                           ============             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                            $15,229                $10,556
    Accrued liabilities                                           5,960                  3,878
    Accrued compensation and benefits                             4,458                  3,543
    Current maturities of long-term debt                            137                    233
    Deferred revenue                                             15,461                 10,632
    Income taxes payable                                            494                      -
                                                           ------------             ----------
            Total current liabilities                            41,739                 28,842
Long-term debt, less current maturities                         145,627                 97,252
                                                           ------------             ----------
            Total liabilities                                   187,366                126,094
Stockholders' equity:
    Preferred stock, $.01 par value:
        10,000,000 shares authorized:  No shares issued.              -                      -
    Class A common stock, $.01 par value:
        400,000 shares authorized:  339,945
        shares issued and outstanding at March 31, 1998               -                      3
    Class B common stock, $.01 par value:
        50,000,000 shares authorized:  9,521,058
        shares issued and outstanding at March 31, 1998               -                     95
    Class C common stock, $.01 par value:
        905,000 shares authorized:  904,252
        shares issued and outstanding at March 31, 1998               -                      9
    Common stock, $.01 par value:
        50,000,000 shares authorized:  18,657,376
        shares issued and outstanding at December 31, 1998          187                      -
    Additional paid-in capital                                   82,624                 33,618
    Retained earnings                                             6,583                  4,754
                                                           ------------             ----------
                                                                 89,394                 38,479
    Less stockholder receivables                                      -                   (231)
                                                           ------------             ----------
            Total stockholders' equity                           89,394                 38,248
                                                           ------------             ----------
            Total liabilities and stockholders' equity         $276,760               $164,342
                                                           ============             ==========


                            See accompanying notes

GLOBAL IMAGING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(IN THOUSANDS EXCEPT PER-SHARE AMOUNTS)



                                                                         Three Months Ended
                                                                             December 31,
                                                                       1998              1997
                                                                    ---------         ---------
Revenues:
    Equipment and supplies sales                                      $58,028           $34,790
    Service and rentals                                                17,625            11,925
                                                                    ---------         ---------
        Total revenues                                                 75,653            46,715
Costs and operating expenses:
    Cost of equipment and supplies sales                               40,616            24,851
    Service and rental costs                                            8,940             6,973
    Selling, general and administrative expenses                       16,368            10,856
    Intangible asset amortization                                       1,195               843
                                                                    ---------         ---------
        Total costs and operating expenses                             67,119            42,523
                                                                    ---------         ---------
Income from operations                                                  8,534             4,192
Interest expense                                                        1,757             1,980
                                                                    ---------         ---------
Income before income taxes and extraordinary item                       6,777             2,212
Income taxes                                                            2,948             1,099
                                                                    ---------         ---------
Income before extraordinary item                                        3,829             1,113
Extraordinary charge for early retirement of debt,
    net of tax benefit                                                      -                 -
                                                                    ---------         ---------
Net income                                                              3,829             1,113
Yield adjustment on Class A common stock and accretions                     -              (533)
                                                                    ---------         ---------
Net Income available to common stockholders                            $3,829              $580
                                                                    =========         =========
Basic earnings per share:
Income before extraordinary item, including
    yield adjustment and accretions                                     $0.21             $0.06
Extraordinary charge for early retirement of debt,
    net of tax benefit                                                      -                 -
                                                                    ---------         ---------
Net income per share                                                    $0.21             $0.06
                                                                    =========         =========

Diluted earnings per share:
Income before extraordinary item, including
    yield adjustment and accretions                                     $0.21             $0.06
Extraordinary charge for early retirement of debt,
    net of tax benefit                                                      -                 -
                                                                    ---------         ---------
Net income per share                                                    $0.21             $0.06
                                                                    =========         =========

Weighted average number of shares outstanding (in thousands):
    Basic                                                              18,054             9,959
    Diluted                                                            18,176             9,959


                            See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(IN THOUSANDS EXCEPT PER-SHARE AMOUNTS)



                                                                          Nine Months Ended
                                                                             December 31,
                                                                         1998               1997
                                                                      ----------         ---------
Revenues:
    Equipment and supplies sales                                       $153,320            $80,515
    Service and rentals                                                  47,541             29,515
                                                                      ---------          ---------
        Total revenues                                                  200,861            110,030
Costs and operating expenses:
    Cost of equipment and supplies sales                                109,425             57,487
    Service and rental costs                                             23,495             14,493
    Selling, general and administrative expenses                         43,661             25,818
    Intangible asset amortization                                         3,039              2,160
                                                                      ---------          ---------
        Total costs and operating expenses                              179,620             99,958
                                                                      ---------          ---------
Income from operations                                                   21,241             10,072
Interest expense                                                          5,443              4,534
                                                                      ---------          ---------
Income before income taxes and extraordinary item                        15,798              5,538
Income taxes                                                              7,044              2,749
                                                                      ---------          ---------
Income before extraordinary item                                          8,754              2,789
Extraordinary charge for early retirement of debt,
    net of tax benefit of $1,241                                         (1,817)                 -
                                                                      ---------          ---------
Net income                                                                6,937              2,789
Yield adjustment on Class A common stock and accretions                    (901)            (1,349)
                                                                      ---------          ---------
Net Income available to common stockholders                              $6,036             $1,440
                                                                      =========          =========
Basic earnings per share:
Income before extraordinary item, including
    yield adjustment and accretions                                       $0.50              $0.15
Extraordinary charge for early retirement of debt,
    net of tax benefit of $1,241                                          (0.12)                 -
                                                                      ---------          ---------
Net income per share                                                      $0.38              $0.15
                                                                      =========          =========
Diluted earnings per share:
Income before extraordinary item, including
    yield adjustment and accretions                                       $0.48              $0.15
Extraordinary charge for early retirement of debt,
    net of tax benefit of $1,241                                          (0.11)                 -
                                                                      ---------          ---------
Net income per share                                                      $0.37              $0.15
                                                                      =========          =========
Weighted average number of shares outstanding (in thousands):
    Basic                                                                15,756              9,523
    Diluted                                                              16,144              9,523



                            See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(IN THOUSANDS)


                                                                                      Nine Months Ended
                                                                                         December 31,
                                                                                     1998            1997
                                                                                   -------        --------
Operating activities
Net Income                                                                          $6,937          $2,789
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                    3,324           2,539
     Amortization                                                                    6,326           2,581
     Deferred income taxes                                                             173             (98)
Changes in operating assets and liabilities, net of amounts acquired in purchase business combinations:
    Accounts receivable                                                             (8,930)         (3,072)
    Inventories                                                                     (1,857)           (283)
    Prepaid expenses and other current assets                                       (1,179)           (304)
    Other assets                                                                        95            (150)
    Accounts payable                                                                 3,004          (1,247)
    Accrued liabilities and compensation of benefits                                  (207)           (584)
    Deferred revenue                                                                   (94)            417
    Income taxes payable                                                              (292)           (439)
                                                                                   -------         -------
Net cash provided by operating activities                                            7,300           2,149
Investing activities
Related party notes receivable                                                         500            (500)
Purchase of property, equipment and rental equipment                                (3,255)         (2,671)
Payment for purchase of businesses, net of cash acquired                           (81,955)        (61,779)
                                                                                   -------         -------
Net cash used in investing activities                                              (84,710)        (64,950)
Financing activities
Net draws (payments) under line of credit                                           48,279          55,685
Financing fees                                                                      (1,611)           (854)
Common stock redemption and retirement                                             (35,339)              -
Common stock issued for cash                                                        65,832          10,907
                                                                                   -------         -------
Net cash provided by financing activities                                           77,161          65,738
                                                                                   -------         -------
Net increase (decrease) in cash and cash equivalents                                  (249)          2,937
Cash and cash equivalents, beginning of period                                       4,496             961
                                                                                   -------         -------
Cash and cash equivalents, end of period                                            $4,247          $3,898
                                                                                   =======         =======



                            See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
(IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)



                                          Class A                Class B                 Class C
                                       Common Stock           Common Stock            Common Stock            Common Stock
                                   ----------------------------------------------------------------------------------------------
                                     Shares      Par        Shares       Par        Shares       Par        Shares        Par
                                                Value                   Value                   Value                    Value
                                   ----------------------------------------------------------------------------------------------
Balances at March 31, 1998            339,945      $ 3      9,521,101     $ 95        904,252      $ 9                    $   -

   Common stock issued in
      Initial Public Offering                                                                               6,000,000        60
   Common stock issued in
      conjunction with Acquisitions                                                                         1,073,737        11
   Common stock retired              (390,945)      (3)
   Dividend -
      Class A common stock
   Common stock converted                                  (9,521,101)      (95)      (904,252)      (9)   11,583,639       116
   Cost of Initial Public Offering
   Net Income

                                   ----------------------------------------------------------------------------------------------

Balances at December 31, 1998               -  $      -              - $      -              - $      -    18,657,376      $ 187
                                   =========== ========  ============= ========  ============= ========  =============  ========



                                    Additional
                                     Paid-in     Stockholder     Retained
                                     Capital     Receivables     Earnings      Total
                                   ------------------------------------------------------
Balances at March 31, 1998             $ 33,618        $ (231)     $ 4,754      $ 38,248

   Common stock issued in
      Initial Public Offering            66,900                                   66,960
   Common stock issued in
      conjunction with Acquisitions      15,181                                   15,192
   Common stock retired                 (30,459)          231         (133)      (30,364)
   Dividend -
      Class A common stock                                          (4,975)       (4,975)
   Common stock converted                   (12)                                       -
   Cost of Initial Public Offering       (2,604)                                  (2,604)
   Net Income                                                        6,937         6,937

                                   ------------------------------------------------------

Balances at December 31, 1998          $ 82,624           $ -      $ 6,583      $ 89,394
                                   ============= =============  =========== =============


                            See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

The accompanying consolidated balance sheet as of December 31, 1998, consolidated statements of operations for the three and nine months ended December 31, 1998 and 1997, the consolidated statements of cash flows for the nine months ended December 31, 1998 and 1997, and the consolidated statement of stockholders' equity for the nine months ended December 31, 1998 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Registration Statement on Form S-1, File No. 333-48103, filed by Global Imaging Systems, Inc. (together with its subsidiaries, "Global" or the "Company") and declared effective by the Securities and Exchange Commission on June 17, 1998.

NOTE 2.  EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise of stock options or the conversion of securities into stock.

The following table reconciles the numerators and denominators of the basic and diluted EPS computations:



(In thousands except per share amounts)
                                                                For Three Months Ended        For Nine Months Ended
                                                               December 31,   December 31,   December 31,   December 31,
                                                                   1998           1997           1998          1997
                                                               ------------   ------------    -----------   ------------
Numerator:
     Income before extraordinary item                             $3,829         $1,113          $8,754       $2,789
     Extraordinary charge for early retirement of debt, net
          of tax benefit                                               -              -           1,817            -
                                                                 -------        -------         -------      -------
     Net income                                                    3,829          1,113           6,937        2,789
     Yield adjustment on Class A common stock
          and accretions                                               -           (533)           (901)      (1,349)
                                                                 -------        -------         -------      -------
     Numerator for basic and diluted earnings per share -
          income available to common stockholders                 $3,829           $580          $6,036       $1,440
                                                                 =======        =======         =======      =======
Denominator:
     Denominator for basic earnings per share                     18,054          9,959          15,756        9,523
     Effect of dilutive securities:
          Contingent stock-redemption of A shares in June 1998                                      327
          Employee stock options                                     122              -              61            -
                                                                 -------        -------         -------      -------
     Dilutive potential common shares                                122              -             388            -
     Denominator for diluted earnings per share - adjusted
          weighted average shares and assumed conversions         18,176          9,959          16,144        9,523
                                                                 =======        =======         =======      =======



Basic earnings per share:
 Earnings per share before extraordinary item, including yield
    adjustments and accretions                                     $0.21          $0.06           $0.50          $0.15
 Extraordinary charge for early retirement of debt, net of tax
    benefit                                                            -              -           (0.12)             -
                                                                  ------          -----          ------         ------
     Net income per share                                          $0.21          $0.06           $0.38          $0.15
                                                                  ======          =====          ======         ======
Diluted earnings per share:
 Earnings per share before extraordinary item, including yield
    adjustments and accretions                                     $0.21          $0.06           $0.48          $0.15
 Extraordinary charge for early retirement of debt, net of tax
   benefit                                                             -                          (0.11)
                                                                  ------          -----          ------         ------
     Net income per share                                          $0.21          $0.06           $0.37          $0.15
                                                                  ======          =====          ======         ======




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

In June 1998, the Company sold 6,000,000 shares of the Company's Common Stock, par value $.01, in an initial public offering. The aggregate offering price of the 6,000,000 shares was $72,000,000. After deducting underwriting discounts, commissions and expenses, the Company received approximately $64,185,000 in proceeds from the initial public offering. Of the $64,185,000 in net proceeds to the Company, $28,831,000 was used to repay amounts due Jackson National Life Insurance Company ("JNL"). The remaining approximately $35,354,000 in proceeds was used to pay the cash portion of the redemption price of the Company's Class A Common Stock, redeemed upon the closing of the initial public offering.

NOTE 4.  RETIREMENT OF DEBT

In June 1998, the Company repaid $31.5 million of long-term debt outstanding to JNL, principally with proceeds from the initial public offering. Recognition of a prepayment penalty of $250,000 and deferred financing costs of $901,000 related to the JNL debt repayment resulted in an extraordinary charge of $684,000 ($.06 per share), net of related income tax benefit of $467,000. In July 1998, the Company repaid the remaining $65.8 million balance of the JNL loan with proceeds from a replacement credit agreement ("The Credit Agreement") with First Union National Bank ("First Union"). The Company recognized the remaining pro rata deferred financing costs of $1,907,000 from the JNL loan, resulting in an extraordinary charge of $1,133,000 ($.06 per share), net of related income tax benefit of $774,000. The Credit Agreement with First Union consists of a $5.0 million swingline line of credit and a $170.0 million revolving line of credit. The Credit Agreement bears interest at rates ranging from 0.75% to 1.5% over LIBOR or, at the Company's option, ranging from 0.0% to 0.5% over a base rate related to prime rate, and varies according to the Company's ratio of its total funded debt to earnings before interest, taxes, depreciation, and amortization. Amounts borrowed under the Credit Agreement may be repaid and reborrowed over the life of the Credit Agreement, with a final maturity date of July 31, 2003. Under the Credit Agreement, the Company has pledged substantially all of its assets, including the capital stock of the Company's subsidiaries, to First Union. Amounts borrowed under the Credit Agreement may be used to fund working capital and general corporate purposes, including acquisitions.

NOTE 5.  STOCK OPTIONS AND STOCK OPTION PLAN

The Board of Directors adopted a stock option plan, effective upon the closing of the initial public offering. Under the terms of the stock option plan 1,820,000 shares of the Company's common stock may be sold pursuant to stock options or granted or sold as restricted stock to directors, officers, employees, and consultants to the Company. As of December 31, 1998 the Board had granted options to purchase a total of 519,750 shares of common stock of the Company under the stock option plan and an option to purchase 10,000 shares of common stock of the Company outside of the stock option plan, all at an exercise price of $12, equal to the offering price per share in the Company's initial public offering. All of these options are subject to vesting requirements based on length of service.

NOTE 6.  ACQUISITIONS

During the nine months ended December 31, 1998 the Company acquired six businesses that provide office-imaging solutions and related services.
Aggregate consideration for these six acquisitions was approximately $101,108,000, including $83,498,000 in cash, plus stock valued at approximately $16,076,000, and acquisition related expenses of $510,000. Liabilities totaling $47,378,000 were assumed by the Company in connection with these acquisitions. Goodwill of approximately $92,110,000 was recorded related to these acquisitions. All acquisitions were accounted for by the purchase method of accounting and accordingly are included in the results of operations from their dates of acquisitions.

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

                                                       Unaudited Pro forma
                                                  Nine Months ended December 31,
                                             (In Thousands Except Per Share Amounts)
                                            ------------------------------------------
                                                     1998                  1997
                                            -----------------          ---------------
  Revenues..............................           $247,871               $213,430
  Net income before extraordinary item..              7,294                  2,577
  Less extraordinary item...............             (1,817)                     -
                                            ---------------          -------------
  Net income............................           $  5,477               $  2,577
                                            ===============          =============



 Basic earnings per share:
   Income before extraordinary item,
    including yield adjustment and accretions.....       $   0.34             $   0.07
   Net income per share...........................       $   0.25             $   0.07

 Diluted earnings per share:
   Income before extraordinary item, including
        yield adjustment and accretions...........       $   0.34             $   0.07
   Net income per share...........................       $   0.24             $   0.07


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

  The discussion below contains forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Global Imaging Systems, Inc. ("Global" or the "Company") or its industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: the Company's need for substantial additional funding to continue to implement its acquisition strategy and its ability to obtain such funding, the Company's need to integrate acquired businesses into its operations profitability, the ability of the Company and various third parties to make the Company's software Year 2000 compliant at projected costs and on anticipated timetables, the pace and effects of technological developments in the Company's industry and other risk factors discussed in the Company's Registration Statement on Form S-1, File No. 333-48103, declared effective on June 17, 1998.

Overview

  Global was founded in June 1994 with the goal of becoming a leading consolidator in the highly fragmented office imaging solutions industry. Global is a rapidly growing provider of a number of office imaging solutions. This includes the sale and service of automated office equipment such as copiers, facsimile machines, printers and duplicators, network integration services, electronic presentation equipment and document imaging management systems ("DIM") systems. Since Global's founding, Global has acquired twelve core companies in the United States, and 18 additional satellite companies that have been integrated into the core companies. The first acquisition was completed in August 1994. Management believes that the businesses that have been acquired by Global and other businesses that Global plans to acquire will benefit from various Global programs and operating strategies. These benefits include increased operating efficiencies, the support of experienced and professional senior management, expansion of the types of office imaging products and services offered, increased access to capital, and increased emphasis on financial management.

  Global's revenues come from two sources: (1) sales of equipment and supplies and (2) sales of complementary services and equipment rentals. The growth of equipment revenues and the complementary supplies, parts and service revenues depends on several factors, including the demand for equipment, Global's reputation for providing timely and reliable service, and general economic conditions. Revenues generated from the sale of equipment and complementary supplies, parts and services are affected by price, general economic conditions, service reputation, and competitors' actions in the marketplace. Revenues from the sale of complementary supplies, parts and services are also affected by equipment sales and rental volumes.

  Gross profit as a percentage of revenues varies from period to period depending on a number of variables. Those variables include the mix of revenues from equipment, supplies, service and rentals; the mix of revenues among the markets served by Global; and the mix of revenues of the businesses acquired. As Global acquires businesses, the percentage of its revenues that come from sales of equipment and supplies, as opposed to service and rentals, fluctuates according to whether the businesses acquired are automated office equipment dealers or are network integrators or electronic presentation systems or DIM systems dealers. Automated office equipment dealers typically derive a higher percentage of their revenues from service and rentals, and a lower percentage from sales of equipment and supplies, than do network integrators, electronic presentation or DIM systems dealers. Generally, sales of equipment and supplies have lower gross profit margins than sales of service and rentals. In addition, equipment sales in the automated office equipment market generally have higher gross profit margins than equipment sales in the network integration, electronic presentation systems or DIM systems markets. Management expects that, over time, Global will become more involved in the network integration, electronic presentation systems and DIM systems markets, as these markets are growing faster than the automated office equipment market. Therefore, over time a larger percentage of Global's revenues and gross profits may be derived from sales that have lower gross profit margins than Global's current gross profit margins.

  Cost of goods sold consists primarily of the cost of new equipment, cost of supplies and parts, labor costs to provide services, rental equipment depreciation and other direct operating costs. Global depreciates its rental equipment primarily over a three-year period on a straight-line basis with no residual value.

Recent Developments

  Since December 31, 1998, Global has signed non-binding letters of intent to acquire two additional businesses, one a core company serving the Texas market and the other a satellite company in the Pacific Northwest, with a combined total of approximately $24 million in annual revenues. These proposed acquisitions have not been included in any pro forma financial information contained in this offering memorandum. Global is also continuously evaluating and having discussions with other acquisition candidates as part of its growth strategy.

Results of Operations

   The following table sets forth selected consolidated financial information as a percentage of total revenues.

                                                    Three Months Ended                  Nine Months Ended
                                             --------------------------------    --------------------------------
                                               December 31,      December 31,      December 31,      December 31,
                                                   1998              1997              1998              1997
                                             --------------    --------------    --------------    --------------
Revenues:
  Equipment and supplies sales...........         76.7%             74.5%             76.3%             73.2%
  Service and rentals....................         23.3              25.5              23.7              26.8
                                               -------           -------           -------           -------
Total revenues...........................        100.0             100.0             100.0             100.0
Costs and operating expenses:
  Cost of equipment and supplies
   sales.................................         53.7              53.2              54.5              52.2
  Service and rental costs...............         11.8              12.8              11.7              13.2
  Selling, general, and
   administrative expenses...............         21.6              23.2              21.7              23.5
  Intangible asset amortization..........          1.6               1.8               1.5               2.0
                                               -------           -------           -------           -------
Total costs and operating expenses.......         88.7              91.0              89.4              90.8
                                               -------           -------           -------           -------
Income from operations...................         11.3               9.0              10.6               9.2
Interest expense.........................          2.3               4.2               2.7               4.1
                                               -------           -------           -------           -------
Income before income taxes and
  extraordinary item.....................          9.0               4.8               7.9               5.0
Income taxes.............................          3.9               2.4               3.5               2.5
                                               -------           -------           -------           -------
Income before extraordinary item.........          5.1               2.4               4.4               2.5
Extraordinary charge for early
 retirement of debt, net of tax benefit..            -                 -               (.9)                -
                                               -------           -------           -------           -------
Net income...............................          5.1%              2.4%              3.5%              2.5%
                                               =======           =======           =======           =======

Three Months Ended December 31, 1998 Compared to Three Months Ended December 31, 1997

   Revenues

   Total revenues for the three months ended December 31, 1998 increased to $75.7 million, 61.9% higher than total revenues of $46.7 million for the same period in 1997. The majority of revenue growth was due to the acquisition of businesses during 1998, with the remainder coming from internal growth.


   Sales of equipment and supplies for the three months ended December 31, 1998 increased to $58.0 million, 66.8% higher than sales of equipment and supplies of $34.8 for the same period in 1997. The equipment component of sales of the businesses acquired in 1998 was a larger portion of total revenues than for Global's existing businesses.

   Service and rental revenues for the three months ending December 31, 1998 increased to $17.6 million, 47.8% higher than service and rental revenues of $11.9 for the same period in 1997.

   Gross Profit

   Gross profit for the three months ending December 31, 1998 increased to $26.1 million, 64.2% higher than gross profit of $15.9 million for the same period in 1997. When viewed as a percent of total revenue, gross profit was 34.5% for the three months ending December 31, 1998 versus 34.0% for the same period in 1997. The change in total gross profit margins was due to the change in the revenue mix. Office equipment dealers typically receive a higher percentage of total revenues from service and rentals, while network integration and electronic presentation systems and DIM systems dealers derive a higher percentage of total revenues from sales of equipment and supplies. The equipment component of sales of the business acquired in 1998 accounted for a larger portion of total revenues than Global's existing businesses. Sales of equipment and supplies generally generate lower gross profit margins than service and rental revenues. Combined service and rental gross profit margins were 49.3% for the three months ended March 31, 1998 and 49.9% for the same period the previous year.

   Selling, General and Administrative Expenses

   Selling, general and administrative expenses for the three months ending December 31, 1998 increased to $16.4 million, 50.1% higher than selling, general and administrative expenses of $10.9 million for the same period in 1997. The increase in expenses was mostly due to the acquisition of businesses 1998. The decline in expenses as a percentage of revenue was the result of the acquisition of profitable businesses, the change in the composition of Global's businesses, and revenues increasing by 61.9% without an equal percentage increase in selling, general, and administrative expenses.

   Intangible Asset Amortization

   Intangible asset amortization was $1.2 million for the three months ended December 31, 1998. During the same period in 1997, asset amortization was $.8 million. Asset amortization includes the amortization of goodwill and non-compete agreements from acquisitions.

   Income From Operations

   Income from operations for the three months ended December 31, 1998 was $8.5 million, 103.6% higher than $4.2 million from the same period in 1997.

   Interest Expense

   Interest expense for the three months ended December 31, 1998 was $1.8 million, 11.3% lower than $2.0 million from the same period in 1997. The decrease was primarily due to lower borrowing rates in Global's borrowings.

   Income Taxes

   The provision for income taxes for the three months ended December 31, 1998 was $2.9 million, 168.2% higher than $1.1 from the same period in 1997. The increase in income taxes was primarily due to increased pre-tax income resulting from the inclusion of businesses acquired during 1998. The effective income tax rate decreased from 49.7% for the three months ending December 31, 1997 to 43.5% for the three months ended December 31, 1998. The effective income tax rate for 1998 was higher than the federal statutory rate of 35.0% plus state and local taxes, primarily due to non-deductible goodwill amortization relating to the businesses acquired during 1998. See Note 8 of Notes to Consolidated Financial Statements.


Nine Months Ended December 31, 1998 Compared to Nine Months Ended December 31, 1997

 Revenues

  Total revenues for the nine months ended December 31, 1998 were $200.9 million, an increase of 82.6% over the same period in 1997. The majority of revenue growth was due to the acquisition of businesses during 1997 and 1998, with the remainder coming from internal growth.

  Sales of equipment and supplies increased to $153.3 million for the nine months ended December 31, 1998, an increase of 90.4% over the same period in 1997. The equipment component of sales was a larger portion of the businesses acquired in 1997 and 1998 than for Global's existing businesses.

  Service and rental revenues for the nine months ended December 31, 1998 increased to $47.5 million, an increase of 61.1% from the same period in 1997.

 Gross Profit

  Gross profit of $67.9 million for the nine months ended December 31, 1998 reflected a 78.6% increase over the same period in 1997. Expressed as a percent of total revenue, gross profit was 33.8% for the nine months ended December 31, 1998 compared to 34.6% for the same period in 1997. The change in total gross profit margins was due to the change in the revenue mix. Office equipment dealers typically receive a higher percentage of total revenues from service and rentals, while network integration and electronic presentation systems and DIM systems dealers derive a higher percentage of total revenues from sales of equipment and supplies. The equipment component of sales of the businesses acquired in 1997 and 1998 accounted for a larger portion of total revenues than Global's existing businesses. Sales of equipment and supplies generally generate lower gross profit margins than service and rental revenues. Combined service and rental gross profit margins were 50.6% for the nine months ended December 31, 1998 and 50.9% for the same period the previous year.


 Selling, General and Administrative Expenses

  Selling, general and administrative expenses were $43.7 million for the nine months ended December 31, 1998, an increase of 69.1% from the same period in 1997. The increase in expenses was mostly due to the acquisition of businesses in 1997 and 1998. The decline in expenses as a percentage of revenues was the result of the acquisition of profitable businesses, the change in the composition of Global's businesses, and revenues increasing by 82.6% without an equal percentage increase in selling, general, and administrative expenses.

 Intangible Asset Amortization

  For the nine months ended December 31, 1998, asset amortization was $3.0 million. During the same period in 1997, asset amortization was $2.2 million. Asset amortization includes the amortization of goodwill and non-compete agreements from acquisitions.

 Income From Operations

  Income from operations was $21.2 million for the nine months ended December 31, 1998, an increase of 110.9% from the same period in 1997.

 Interest Expense

  Interest expense increased to $5.4 million for the nine months ended December 31, 1998, an increase of 20.0%. Interest expense for the same period in 1997 was $4.5 million. The increase was primarily due to the increase in Global's borrowings. The proceeds from the additional borrowings were used to fund the cost of the businesses acquired in 1998.

 Income Taxes

  The provision for income taxes was $7.0 million for the nine months ended December 31, 1998 and $2.8 million for the nine months ended December 31, 1997. The increase in income taxes was primarily due to increased pre-tax income resulting from the inclusion of businesses acquired during 1997 and 1998. The effective income tax rate decreased slightly to 44.6% for the nine months ended December 31, 1998 from 49.7% for the nine months ended December 31, 1997. The effective income tax rate for 1997 and 1998 was higher than the federal statutory rate of 34.0% plus state and local taxes, primarily due to non-deductible goodwill amortization relating to the businesses acquired during the fiscal years ended March 31, 1998 and the nine months ended December 31, 1998.

Liquidity and Capital Resources

  Historically, Global has financed its operations primarily through internal cash flow, sales of stock and bank financing, including the financing facilities described below. These sources of funds have been used to fund Global's growth both internally and through acquisitions. Global is pursuing an acquisition strategy and expects to acquire more businesses. As Global continues to acquire more businesses it is likely that Global will incur additional debt and seek additional equity capital.

  Global's senior credit facility with First Union National Bank consists of a $175.0 million senior secured revolving line of credit, including access to a $5.0 million swingline line of credit. The senior credit facility is available for acquisitions and for working capital purposes. At December 31, 1998, $115.0 million was outstanding under the senior credit facility. The senior credit facility bears interest at rates ranging from 0.75% to 1.5% over LIBOR or from 0.0% to 0.5% over a base rate related to prime rate, and varies according to Global's ratio of its total funded debt to earnings before interest, taxes, depreciation and amortization. Amounts borrowed under the senior credit facility may be repaid and reborrowed over the life of the senior credit facility, with a final maturity date of July 29, 2003. The terms of the senior credit facility require strict compliance with numerous affirmative, negative and financial covenants. Amounts borrowed under the revolving line of credit may be used to fund working capital and general corporate purposes, including acquisitions, subject to First Union National Bank's approval in the case of acquisitions with a cash purchase price of over $15.0 million or an aggregate price (cash, stock or other consideration) of over $40.0 million.

  Global plans to amend and increase the size of its senior credit facility. Under the terms of a commitment letter Global expects to enter into with First Union National Bank, First Union National Bank is expected to commit to providing and arranging a $200.0 million, five-year senior secured revolving line of credit, including access to a $5.0 million swingline line of credit. As so amended, the senior credit facility is expected to bear interest at rates ranging from 1.75% to 2.50% over LIBOR or from 0.50% to 1.25% over a base rate related to prime rate, and varying according to Global's ratio of its total funded debt to earnings before interest, taxes, depreciation and amortization. First Union National Bank and Global contemplate that amounts borrowed under the senior credit facility may be repaid and reborrowed over the life of the senior credit facility, with a final maturity date of five years after the amendment to the senior credit facility. The terms of the senior credit facility are expected to require strict compliance with numerous affirmative, negative and financial covenants. Amounts borrowed under the senior credit facility may be used to fund working capital and general corporate purposes, including acquisitions, subject to First Union National Bank's approval in the case of certain acquisitions. See "Description of Senior Credit Facility."

  Under the terms of three of its purchase agreements, Global may be required to make payments of up to $3.8 million over the next one to three years to certain former owners of the businesses it has acquired based on the profitability of those businesses during such time period.

  For the nine months ended December 31, 1998 the net cash provided by operations was $7.3 million and for the nine months ended December 31, 1997 the net cash provided by operations was $2.1 million. For the nine months ended December 31, 1998 and for the nine months ended December 31, 1997 Global's net cash used in investing activities was $84.7 million and $65.0 million, respectively, primarily for the purchase of businesses. For the nine months ended December 31, 1998 and the nine months ended December 31, 1997, Global's net cash provided by financing activities was $77.2 million and $65.7 million, respectively. Net cash provided by financing activities consists of equity capital provided by the initial public offering, Golder, Thoma, Cressey, Rauner Fund IV, L.P., Jackson National Life Insurance Company, First Union National Bank, and certain members of management of Global and its acquired businesses, and net borrowings.

Year 2000 Issues

  With the exception of historical information such as Global's costs and efforts to date relating to year 2000 issues, the discussion in this section consists of forward-looking statements that involve risks and uncertainties. Global's success in addressing year 2000 issues, and the impact of year 2000 issues on Global's business, results of operations or financial condition, could differ materially from the description that follows. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below.


  In 1998, Global began formulating a plan to address risks associated with the "year 2000 issue," which relates to the possible inability of computer systems and equipment to function properly as a result of their inability to recognize or process dates occurring after 1999. Global's year 2000 plan addresses the following areas: (1) information technology systems, or IT systems, used in Global's internal operations, including accounting, data processing and telephone systems, (2) non-IT systems used in Global's internal operations, including alarm systems and fax machines, (3) the state and impact of year 2000 readiness of products sold by Global (which Global primarily purchases from third party vendors) and (4) certain operational systems of Global's critical suppliers and customers that may affect Global. As discussed below, Global's year 2000 plan involves identifying and assessing the potential year 2000 risks faced by Global; remediating any year 2000 noncompliance identified by Global's assessment; testing the year 2000 readiness of Global's systems; and planning for year 2000 contingencies.

 State of Year 2000 Readiness

  Global is reviewing its overall exposure to year 2000 risks. Global's plan to address the impact of the year 2000 issue on its IT and non-IT systems involves (1) making an inventory of potentially date sensitive devices and software, (2) assessing the systems affected by these devices and software,
(3) remediating or replacing these systems as necessary and (4) testing its systems to confirm year 2000 readiness. Both IT and non-IT systems contain embedded technology, which complicates Global's year 2000 assessment and remediation efforts.

  Global estimates that it has completed approximately 60% (in terms of time spent) of the inventory and assessment phases of this process, and expects to complete these phases by the end of March 1999. Global plans to begin the remediation phase as its assessments reveal a need to remediate or replace its systems. Although Global does not yet know how extensive its remediation efforts will need to be, Global began remediating its systems in November 1998 and expects to complete this phase by May 1999. Global began the testing phase of its year 2000 plan in January 1999 and expects to complete testing by July 1999. The expected timing of these phases is based on management's best estimates, which were derived using numerous assumptions regarding future events, including the results of Global's year 2000 assessment, the continued availability of certain resources and the implementation and success of third party remediation plans. There can be no assurance that these estimates will prove to be accurate, and actual results could differ materially as a result of many factors, including Global's ability to identify, assess, remediate and test all relevant systems and technology embedded in those systems.

  To the extent that Global has completed its year 2000 assessment of its IT systems, Global's assessment has not revealed substantial year 2000 noncompliance. Specifically, for most of Global's functions, Global utilizes Optimizing Management Decisions ("OMD") software. The OMD Corporation has stated that final year 2000 modifications to OMD software will be released during the first quarter of 1999. Global uses nationally known software providers for both its general accounting and industry-specific systems and has been assured by the manufacturers or vendors of such products that these applications will be year 2000 compliant by July 1999. Global's assessment of its non-IT systems is still at a preliminary stage.

  The risk to Global's business, results of operations or financial condition that third parties and their products will not be year 2000 ready is difficult to quantify, but could potentially be significant. Global is in the early stages of assessing the risks it faces from year 2000 noncompliance of the products Global sells (which are, for the most part, manufactured by third parties), as well as risks associated with year 2000 unreadiness of its critical suppliers and customers. Global has sent questionnaires to its critical suppliers and customers to determine their year 2000 readiness, and is reviewing responses received to date to assess the impact of the year 2000 readiness of Global's suppliers and customers.

  Global derives a majority of its revenues from the sale of equipment and from service and supply contracts for such equipment. Accordingly, Global's success depends on its access to reliable sources of equipment, parts and supplies at competitive prices. If year 2000 issues impair the ability of Global's suppliers to provide products timely and at competitive prices, Global's business, results of operations and financial condition could be materially and adversely affected. Global does not rely upon any one customer for the majority of its sales, or one product vendor for the bulk of its purchases. No individual supplier represents more than 20% of equipment purchases and Global's top ten customers combined represent less than 8% of Global's total sales for the nine month period ending December 31, 1998. Global believes that its large customer base will minimize the effect on Global of any year 2000 business disruption experienced by any of its customers.

 Costs to Address Year 2000 Issue

  Global has not incurred material historical costs associated with year 2000 remediation. Global operates most of its systems on third party software that it believes or has been informed is already year 2000 compliant. Global estimates its costs of remediation will be approximately $500,000, and does not expect these costs to be material in any year to Global's consolidated financial condition, results of operations or cash flows. All modification costs relating to the year 2000 issue are expensed as incurred and are expected to be paid for out of internally generated funds.

  Global's estimate of remediation costs is based on numerous assumptions regarding future events, including the results of Global's year 2000 assessment, continued availability of certain resources and the implementation and success of third party remediation plans. There can be no assurance that this estimate will prove to be accurate, and actual costs could differ materially as a result of many factors, including those discussed in this section.

 Risks Related to the Year 2000 Issue

  In evaluating year 2000 risks to Global, Global has identified and evaluated five mission-critical aspects of the business: sales, billing, service, delivery and accounting information systems. Should any of these functions fail due to year 2000 issues, a material disruption in business could result.

  Sales: Should Global's telecommunications system fail as a result of year 2000 issues, Global's sales could be adversely affected. Global is currently in the process of confirming year 2000 compliance by its third party telecommunications providers. Global believes its sales division could remain fully operational if it experienced a disruption in telecommunications service. Although Global expects confirmation of year 2000 compliance from its third party telecommunications providers, Global is preparing a contingency plan to continue sales operations without telecommunication support.

  Billing: Global is dependent upon computerized billing systems. A breakdown in IT billing systems could result in delayed or missed customer payments. By March 1999, Global expects to have completed the inventory and assessment of all potentially affected IT systems. Based upon the level of impairment, duplicate manual billing systems will be set in place to facilitate uninterrupted service where Global anticipates a possible problem.

  Service: Global utilizes a combination of manual and computerized service dispatch systems. A disruption in Global's computerized dispatch system could result in delayed customer service. By March 1999, Global will have completed the inventory and assessment of all potentially affected IT systems. Based upon the level of impairments, duplicate dispatch systems will be set in place to facilitate uninterrupted service with regard to the uncertain systems.

  Delivery: Global is heavily dependent upon timely delivery of products from its product vendors as well as delivery to its customers. Any disruption in product supply could result in low customer service and ultimately lost sales. Global is making every effort to ensure its suppliers and delivery channels are adequately prepared to transition to the year 2000. If Global determines there is a likely possibility of untimely deliveries by its suppliers, it will take appropriate steps to increase inventory of the affected products.

  Accounting Information Systems: The majority of Global's accounting information systems are computerized and susceptible to year 2000 problems. Failure to convert all affected systems could result in delayed or lost financial data. Global is evaluating these systems and expects to make remediations to affected systems by the first quarter of 1999.


 Liability or Litigation Relating to Year 2000 Issues

  In addition to the risk of failure of a function critical to Global's operations, Global faces risks that are difficult to quantify relating to potential liability resulting from the year 2000 issue. The breadth of different products and services offered by Global and uncertainty relating to the meaning of the term "year 2000 compliant" could result in Global facing claims arising from the effect of the year 2000 issue on the products it sells and services. The year 2000 readiness of the products Global sells depends on the implementation and success of efforts by the suppliers from whom Global purchases these products in making them year 2000 compliant. Global has begun the process of evaluating the risks it faces from such noncompliance, and expects to complete its assessment by the end of the first quarter of 1999. Global cannot currently estimate the risks it faces from such potential liability or litigation.

  Although Global's year 2000 efforts and the contingency plans described above are intended to minimize the adverse effects of the year 2000 issue on Global's business and operations, the actual effects of the issue and the success or failure of Global's efforts described above cannot be known until the year 2000. Failure by Global, major suppliers of computer systems and equipment used in Global's operations, and major vendors and customers of products or services sold by Global to address adequately their respective year 2000 issues in a timely manner could have a material adverse effect on Global's business, results of operations and financial condition.

 Contingency Plans

  Global is in the process of forming contingency plans to address the year 2000 issue, and expects this planning stage to continue to be an active process through 1999. As Global's identification and evaluation of the risks it faces progresses, Global will develop plans to handle these scenarios. Global expects to continually revise its contingency planning as it receives information regarding third party year 2000 readiness, and as it integrates future acquisitions.


PART II - OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds.

   (c) On December 21, 1998, the company issued 612,455 shares of Common Stock to certain stockholders of Capitol Office Solutions, Inc. ("Capitol") as payment for twenty percent of the outstanding stock of Capitol. The offer and sale of the Company's Common Stock was made to accredited investors and was exempt from registration under the Securities Act of 1933 as amended pursuant to Rule 506 thereunder.

   On December 22, 1998, the Company issued 63,471 shares of Common Stock to certain stockholders of Distinctive Business Products, Inc. ("Distinctive") as payment for seven percent of the outstanding stock of Distinctive. The offer and sale of the Company's Common Stock was made to accredited investors and was exempt from registration pursuant to Rule 506.

ITEM 6.  Exhibits and Reports on Form 8-K.

  (a)        Exhibits

  Number     Exhibit
--------     -------
   *3.1      Amended and Restated Certificate of Incorporation
   *3.2      Amended and Restated Bylaws
   *4.1      Specimen Common Stock Certificate
   10.1      Stock Purchase Agreement, dated as of December 22, 1998, by and among Global as Buyer,
             Distinctive Business Products, Inc., and the shareholders thereof, as Sellers.
 **10.2      Stock Purchase Agreement, dated as of November 19, 1998, by and among Global as Buyer,
             Capital Office Solutions, Inc., and the other persons named therein, as Sellers.
***11.1      Statement of Computation of Per Share Earnings
   27.1      Financial Data Schedule


* Incorporated by reference to the Registrant's Registration Statement on Form S-1, No. 333-48103, which was declared effective by the Securities and Exchange Commission on June 17, 1998.

** Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the SEC on January 5, 1999.

***  See Note 2 to the Notes to Consolidated Financial Statements.


     (b)   Reports on Form 8-K.

  On January 5, 1999, the Company filed with the SEC a Current Report on Form 8-K (the "Report") to report an acquisition of assets. Financial statements relating to such acquisition have not yet been filed with the SEC, but will be filed with an amendment to the Report no later than February 10, 1999.

                                   Signature


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Global Imaging Systems, Inc.
                                       -----------------------------------------
                                                     (Registrant)


        February 12, 1999                      /s/  Raymond Schilling
---------------------------------    -------------------------------------------
              Date                                Raymond Schilling
                                     Vice President, Chief Financial Officer,
                                     Secretary, and Treasurer, (Duly Authorized
                                     Officer and Principal Financial and
                                     Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------

                    (Pursuant to item 601 of Regulation S-K)


Number        Exhibit
------        -------
   *3.1       Amended and Restated Certificate of Incorporation
   *3.2       Amended and Restated Bylaws
   *4.1       Specimen Common Stock Certificate
   10.1       Stock Purchase Agreement, dated as of December 22, 1998, by and among Global as Buyer,
              Distinctive Business Products, Inc., and the shareholders thereof, as Sellers.
 **10.2       Stock Purchase Agreement, dated as of November 19, 1998, by and among Global as Buyer,
              Capital Office Solutions, Inc., and the other persons named therein, as Sellers.
***11.1       Statement of Computation of Per Share Earnings
   27.1       Financial Data Schedule

* Incorporated by reference to the Registrant's Registration Statement on Form S-1, No. 333-48103, which was declared effective by the Securities and Exchange Commission on June 17, 1998.

** Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the SEC on January 5, 1999.

***  See Note 2 to the Notes to Consolidated Financial Statements.