Form 10-K
period 1999-03-31
GLOBAL IMAGING SYSTEMS INC
filed 1999-06-23
CIK 1050167

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
   OF 1934

For the fiscal year ended March 31, 1999

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from _________________ to_________________

                        Commission File Number 000-24373

                               ----------------

                          GLOBAL IMAGING SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                               ----------------

                Delaware                               59-3247752
    (State or other jurisdiction of                 (I.R.S. Employer
      incorporate or organization)                Identification No.)

  3820 Northdale Boulevard, Suite 200A                   33624
             Tampa, Florida                            (Zip code)
    (Address of principal executive
                offices)

       Registrant's telephone number, including area code: (813) 960-5508

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                     Name of each exchange
Title of each class   on which registered
-------------------  ---------------------


                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of class)

                               ----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such report(s)) and (2) has been subject to
such filing requirements for the past 90 days. Yes [X]   No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K. [_]

   As of June 17, 1999, the aggregate market value of the 8,707,531 shares of Common Stock held by non-affiliates of the registrant was $145,851,144 based on the closing sale price ($16.75) of the registrant's Common Stock as reported on the Nasdaq National Market on such date. (For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by executive officers and directors of the registrant and certain other stockholders; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.) As of June 17, 1999, there were outstanding 18,725,841 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the annual report to stockholders for the year ended March 31, 1999, are incorporated by reference into Part II of this annual report. Portions of the proxy statement for the annual stockholders meeting to be held in August 1999 are incorporated by reference into Part III of this annual report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          GLOBAL IMAGING SYSTEMS, INC.

                           Annual Report on Form 10-K
                                 March 31, 1999

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I...................................................................    1
Item 1. Business.........................................................    1
Item 2. Properties.......................................................    9
Item 3. Legal Proceedings................................................    9
Item 4. Submission of Matters to a Vote of Security Holders..............    9
Executive Officers of Global.............................................    9
Risk Factors.............................................................   10
PART II..................................................................   15
Item 5. Market for Registrant's Common Stock and Related Stockholder
 Matters.................................................................   15
Item 6. Selected Financial Data..........................................   15
Item 7. Management's Discussion and Analysis of Results of Operations and
 Financial Condition.....................................................   15
Item 7A. Quantitative and Qualitative Disclosures About Market Risk......   15
Item 8. Financial Statements and Supplementary Data......................   16
Item 9. Changes in and Disagreements with Accountants on Accounting and
 Financial Disclosure....................................................   16
PART III.................................................................   16
Item 10. Directors and Executive Officers of the Registrant..............   16
Item 11. Executive Compensation..........................................   16
Item 12. Security Ownership of Certain Beneficial Owners and Management..   16
Item 13. Certain Transactions with Related Parties.......................   16
PART IV..................................................................   16
Item 14. Exhibits, Financial Statements, Schedules and Reports and Form
 8-K.....................................................................   16
SIGNATURES...............................................................   20

                                     PART I

Item 1. Business

   Unless the context otherwise requires, as used in this Form 10-K, the terms "Global," "Company," "our," or "we" refer to Global Imaging Systems, Inc. and its subsidiaries.

Cautionary Statement Regarding Forward-Looking Statements

   This Form 10-K and the information incorporated into this Form 10-K contain forward-looking statements, including statements about our acquisition and business strategy, our expected financial position and operating results, the projected size of our markets and our financing plans and similar matters. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to risks, uncertainties and assumptions about Global, including, among other things:

  . General economic and business conditions, both nationally and in our markets.

  .  Our acquisition opportunities.

  . Our expectations and estimates concerning future financial performance, financing plans and the impact of competition.

  . Anticipated trends in our business, including those described in the information incorporated into Item 7.

  .  Existing and future regulations affecting our business.

  .  Other risk factors set forth in "Risk Factors."

   In addition, in those and other portions of this annual report, the words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect" "project" and similar expressions, as they relate to Global, its management, and its industry are intended to identify forward-looking statements. All forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

   We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this Form 10-K might not transpire.

Global Imaging Systems

   Global Imaging Systems is a consolidator in the highly fragmented office imaging solutions industry. Global provides a broad line of office imaging solutions, including the sale and service of automated office equipment, network integration services, electronic presentation systems and document imaging management systems. Since its founding in June 1994, Global has acquired 32 businesses in the United States. Twelve of these businesses are "core" companies, where Global concentrates administrative functions within a region. The remaining 20 acquired businesses are "satellite" companies, which means their administrative functions have been transferred to, and their operations have been integrated into, a core company. Global's operating philosophy is to "think globally, act locally." Under its decentralized management system, Global typically continues to operate its acquired companies under their pre-acquisition names and management in order to preserve client relationships and motivate management.

   Global believes its emphasis on superior customer service and the contractual nature of its service business can generate significant recurring revenue. Senior management largely attributes Global's solid historical operating performance to: (1) employing a strict performance-based benchmarking model, (2) pursuing a disciplined acquisition strategy and (3) integrating acquisitions as they are made. For the year ended March 31, 1999, Global had pro forma revenues of $357 million.

   Global seeks to become the provider of choice for all of its customers' office imaging needs by offering a full range of products and services and superior customer service. While Global's clientele includes large, Fortune 500 companies, its growth has been, and is expected to be, largely driven by serving middle market businesses. Global sells and services a variety of office imaging solutions, including copiers, facsimile machines, printers, LCD projectors, overhead projectors, video teleconferencing equipment, optical scanning equipment, micrographics equipment, and the design and installation of equipment related to computer networks. In addition, Global offers a variety of ongoing services, including supply and service contracts, network management contracts, technical support and training.

   Global's strategic objective is to continue to grow profitably in existing markets and new markets through internal growth and by acquiring additional businesses. Global's strategy for stimulating internal growth is to offer new products and services, to take advantage of cross-selling opportunities, and to market aggressively to existing and new customers. Global enters new geographic markets by acquiring additional core companies and expanding its core markets through acquisitions of additional satellite companies.

   Currently, Global's twelve core companies operate in 70 locations in 18 states, plus the District of Columbia. Global targets for acquisition as core companies businesses that are leading competitors in the markets they serve. Global's goal is to acquire core and satellite companies throughout the United States and Canada.

   Certain information regarding Global's core and satellite companies, including pro forma revenues for the fiscal year ended March 31, 1999, is summarized in the following table. The pro forma revenues in this table and the pro forma information presented elsewhere in this annual report give effect to acquisitions made during the fiscal year ended March 31, 1999 as if such acquisitions had occurred on April 1, 1998.

                                                   Pro Forma     No. of   Years in   Date
  Core Company              Region                 Revenues    Satellites Business Acquired
                                                 (in millions)
  Felco Office Systems      Texas                    $34.7          2        14    Jul. 1994
  Conway Office Products    Northeast                 45.2          4        22    Jan. 1995
  Berney                    Southeast                 16.3          3        34    Feb. 1995
  Amcom Office Systems      Western Pennsylvania      14.0          2        21    Feb. 1996
  Copy Service & Supply     Southeast                  7.6         --        15    Jul. 1996
  Southern Business
   Communications           Southeast                 48.2          3        18    Nov. 1996
  Electronic Systems        Mid-Atlantic              76.9          2        18    Jul. 1997
  Quality Business Systems  Pacific Northwest         22.6          3        13    Sep. 1997
  Connecticut Business
   Systems                  Northeast                 22.4          1        10    Jan. 1998
  Carr Business Systems     Northeast                 21.3         --        52    Sep. 1998
  Distinctive Business
   Products                 Chicago Metro Area        18.0         --        22    Dec. 1998
  Capitol Office Solutions  Mid-Atlantic              29.3         --        17    Dec. 1998

Recent Developments

   In March 1999 Global signed a non-binding letter of intent to acquire a company with a total of approximately $70 million in annual revenues that would serve as a core company for Global in the Front Range of the Rocky Mountains. This proposed acquisition has not been included in any pro forma financial information contained in this annual report. Global is also continually evaluating and having discussions with other acquisition candidates as part of its growth strategy.

The Industry

   The office imaging solutions industry is highly fragmented. Global estimates that there are approximately 3,700 dealer and distributor outlets in the United States primarily engaged in the sale of copiers and other automated office equipment and related service, parts, and supplies, and that approximately 3,100 of these dealer outlets are unaffiliated. Global believes the current and projected sizes of the office imaging markets Global serves are as set forth in the following table:

                                                            Domestic Sales
                                                        -----------------------
                                                           1997        2002
Market                                                  (estimated) (projected)
------                                                  ----------- -----------
                                                             (in billions)
Analog black and white copier and related service and
 supplies.............................................     $21.1       $17.1
Digital black and white copier and related service and
 supplies.............................................       3.4        16.7
Digital color copier and related service and
 supplies.............................................       1.9         5.9
Network consulting and integration services...........       6.5        13.9
Network management services...........................       1.8         4.2
Electronic presentation systems.......................       1.0         1.8
Document technology systems...........................       6.4        18.6
                                                           -----       -----
  Total...............................................     $42.1       $78.2
                                                           =====       =====

 Consolidation

   Independent distributors and service providers are consolidating throughout the office imaging solutions industry. A number of factors are driving this consolidation, including the following:

   Technological Change. The technology of office imaging solutions is changing rapidly. Digital technology, which allows images to be captured, transmitted, reproduced and stored over wide geographic areas through networks of personal computers, has in recent years been incorporated into copiers, electronic presentation equipment and document imaging management ("DIM") technology. As a result, copiers, facsimile machines and printers are gradually converging in function and computers and networks are becoming an increasingly important component of office imaging systems. This has led larger companies to demand more centralized network integration services over a broader geographic area. The rapid pace of technological change, including the resulting expansion of product offerings and increase in product support costs, have outpaced the technical, managerial and financial resources of many smaller distributors and service providers, causing them to seek larger partners. Further, the blurring of the distinction among office imaging technologies and the increased role for computers has led dealers without network integration expertise to partner with companies that have such expertise.

   Dealer Consolidation by Suppliers. The cost of new product development and fierce competition among equipment manufacturers have led manufacturers to seek efficiencies. As a result, manufacturers are consolidating their dealer networks, concentrating their business with a smaller number of dealers that possess leading service capabilities, wide geographic coverage and sufficient financial resources.

   Distribution Channel Changes. Changes in distribution channels are also leading to consolidation in the automated office equipment market. Office superstores and consumer electronics chains now sell lower-end office products at prices that are forcing smaller dealers out of the market. Smaller dealers also face difficulty competing in the market for mid- and high-range office equipment, because they are not well equipped to provide the sophisticated support services required by businesses that purchase these products. Typically, office superstores and consumer electronics chains also do not offer the support services required by purchasers of mid- and high-range office equipment.

 Office Imaging Products and Services

   Automated Office Equipment. Dealers in the automated office equipment market sell and service some or all of the following: black and white copiers (digital and analog), color copiers, duplicators, facsimile equipment, printers and multi-function equipment.

   Network Integration Services. With the rise of digital technology, customers increasingly need network integration services as part of their office imaging solutions. Network integrators provide outsourced management and support to organizations' computer network infrastructures. As organizations seek to take advantage of productivity-enhancing computer network technology, they face complex and costly issues relating to network design, selection, implementation and management. Among other challenges, organizations must (1) select from an expanding number of product options with shortening life cycles, (2) integrate diverse and often incompatible hardware and software environments and (3) deal with a shortage of qualified information technology service personnel. As a result, many smaller businesses seek to outsource installation, upgrade and support and many large organizations seek to outsource network improvement functions and the evaluation of new products.

   Electronic Presentation Systems. Dealers in the electronic presentation systems market sell and service LCD projectors and panels, smartboards, overhead projectors and video conferencing equipment. As in the automated office equipment market, products in this market increasingly use digital technology, and many customers for these products have designated a single buyer to address their needs in both markets. Competition among manufacturers in this market is strong, leading manufacturers to introduce new products frequently.

   DIM Systems. Like automated office equipment and electronic presentation systems, DIM systems also involve digital technology and are ultimately used by the same end-users as other types of office imaging equipment. Dealers in this market sell and service optical disk storage equipment, write once read many ("WORM") disks and CD-ROM optical storage products, as well as micrographic equipment (microfilm and microfiche). DIM systems capture and store large volumes of visual data. Key customers for these products include banks, educational institutions, government institutions, libraries and insurance companies.

Growth Strategy

   Global believes it is well positioned to benefit from industry trends and continued consolidation in the office imaging solutions industry. Global's goal is to become the provider of choice for all of its customers' office imaging needs by offering a full range of products and services and superior customer service. The key elements of Global's strategy include:

   Serve as a Single Source Provider of Office Imaging Solutions. Global believes that offering a full spectrum of products and services will give it a competitive advantage and enable it to capitalize on its customer relationships by cross-selling products and services. As the technology that drives copiers, facsimiles, printers, electronic presentation equipment and DIM equipment converges, customers increasingly need computers and networks to use these products. Accordingly, customers are demanding more integrated office imaging solutions. Global plans to expand its product lines so that, within each geographic region it serves, Global can offer automated office equipment, network integration services, electronic presentation systems and DIM systems. As Global's operations in these last three markets expand, Global expects an increasing percentage of its revenues and gross profits will be generated by sales of equipment and supplies, which typically have lower gross profit margins than sales of service and rentals. Global is also considering leveraging its infrastructure, customer base, and expertise by offering outsourced facilities management services.

   Provide Timely and Reliable Service. Global seeks to achieve the highest level of service. Effective and responsive service is essential to obtaining repeat business and developing market recognition. Providing timely and high quality service also allows Global to maintain its profit margins, engage in cross-selling, and enjoy a source of recurring revenue.

   Make Strategic Acquisitions. Global plans to continue acquiring core companies in targeted geographic markets and to expand these core acquisitions through internal growth and satellite acquisitions. Global looks for core acquisition candidates that are led by an experienced management team that will continue to manage the company after Global acquires it, that have a strong regional market share, and that can grow internally and through the acquisition of satellite companies. Global's senior management team has substantial experience in making acquisitions. Since its founding in June 1994, Global has acquired twelve core companies in the United States, and an additional 20 satellite companies which have been integrated into the core companies. Global's goal is to acquire core and satellite companies throughout the United States and Canada.

   A key component of Global's growth strategy is to acquire satellite companies in or near its core companies' markets. Core company management frequently identifies appropriate satellite acquisition candidates. In evaluating potential satellite acquisitions Global considers, among other factors, the potential satellite's proximity to a core company, the fit between its product lines and those of the nearby core company, and the potential satellite's management, employee base and service base under contract.

   Stimulate Internal Growth. Global's strategy for stimulating internal growth in its core companies is to increase sales force productivity through performance benchmarks; expand product and service offerings; increase sales force size; and aggressively cross-sell products and services.

   Optimize Profitability Using Global's Benchmark Model. Global's senior management has developed an industry management model composed of a comprehensive set of performance benchmarks. These benchmarks, which are the focus of internal reporting from the core companies to headquarters, allow Global's senior and local management to monitor and improve the operations of each core company. Using these criteria, Global trains its core and satellite company managers to optimize their business mix and improve performance.

   Global strives to reduce costs by consolidating the back-office functions of its satellite acquisitions into core operations, enabling its core companies to decrease technician driving time and increase the productivity of sales personnel and administrators. Global also works to reduce costs by standardizing financial reporting, cash and inventory management, payroll, billing, collections, insurance and employee benefit programs, and by negotiating advantageous relationships with equipment manufacturers, other suppliers and lessors.

   Operate with a Decentralized Management Structure. Global believes that its core companies' experienced local management possess valuable understanding of their markets and customers. Therefore, Global gives its core company managers responsibility for day-to-day operating decisions. Core companies and, in some cases, satellite companies retain their local name and management after Global acquires them. This decentralized approach permits local management to maintain focus and motivation and optimizes customer relationships. Local management is supported by a senior management team that focuses on Global's growth strategy as well as corporate planning and financial reporting and analysis.

Products and Services

   Global currently sells and services the following: (1) automated office equipment, (2) network integration services, (3) electronic presentation systems and (4) document imaging management systems ("DIM" systems). In each of these markets, Global provides a number of office imaging solutions, including the following:

 Automated Office         Network          Electronic          DIM Systems
    Equipment           Integration       Presentation
                          Services           Systems

                                                          . Microfiche and
                                                            microfilm
                                                            equipment
--------------------------------------------------------------------------------


                     . Network design    . LCD projectors
 . Black and white     and                 and panels,
   copiers             installation,       smartboards and
   (digital and        and related         overhead
   analog)             software and        projectors
                       hardware

                                                          . CD-ROM optical
                                                            storage
                                                            products



 . Color copiers
   (digital)

                                         . Video          . Write once read
                     . Technical           conferencing     many ("WORM")
                       support             equipment        disks and
                       contracts                            related
                                                            equipment

 . Duplicators
   (digital and
   analog)


                                         . Color printers
                     . Network
                       maintenance
                       contracts



                                         . Audio visual   . Related
 . Facsimile                               equipment        supplies
   machines




                     . Training and      . Related        . Related service
 . Printers            support             supplies         contracts
   (including
   color)



                     . Internet          . Related service. Training and
                       services            contracts        support

 . Multi-function
   equipment

                                         . Training and
                                           support


 . Related supply
   and service
   contracts

   Set forth below are Global's pro forma revenues from each of these markets as a percentage of total pro forma revenues for the fiscal year ended March 31, 1999.

                                                                        Fiscal
                                                                      Year Ended
                                                                      March 31,
      Markets Served                                                     1999
      --------------                                                  ----------
      Automated Office Equipment.....................................     66%
      Network Integration Services...................................     21%
      Electronic Presentation Systems................................     12%
      DIM Systems....................................................      1%

   Taking advantage of the "after market" opportunities generated by its sales of office imaging equipment, Global derives a substantial amount of its revenues from service activities. Service activities generally provide Global with a recurring source of revenue. Global's copier service and supply contracts, for example, provide it with a predictable source of revenue, since payment is typically based on the number of copies customers make. In the network integration market, Global focuses on contracts to provide ongoing maintenance and technical support, since these types of contracts generate a more steady revenue stream than project-based contracts.

   Global believes effective and responsive service is essential for it to obtain repeat business and to develop the market recognition it needs in order to grow. Most of Global's copier sales, on a pro forma basis and as measured by revenue generated, are accompanied by service and supply contracts. These generally continue for a one year term but, in some cases, continue from month to month. As part of Global's commitment to quality customer service, Global works to provide its customers with speedy, reliable service. For example, Global tries to respond to service calls from its automated office equipment customers within two to four hours if the call comes in during business hours. For network integration customers, Global offers a 24 hour technical assistance "hotline." In addition, Global's service technicians are generally manufacturer- or vendor-certified to service the equipment Global sells.

Customers, Sales and Marketing

   Global believes its customers decide to purchase products and services from Global based on a variety of factors, the most important of which are the strength of the relationship with Global, quality of service provided, and price.

   Global's growth has been largely driven by serving middle market businesses. Global also serves a number of large Fortune 500 companies as well as educational institutions, government entities and other not-for-profit groups. Global estimates that over 60,000 customers purchased equipment or services from Global in the past twelve months, on a pro forma basis. During the fiscal year ended March 31, 1999, on a pro forma basis, none of Global's customers accounted for more than 3% of total revenues and its top five customers collectively accounted for less than 5% of total revenues.

   Because the management teams at Global's core companies understand their markets and customer relationships, Global's core company managers make local marketing decisions, including decisions regarding product offering mix, promotional programs, advertising, and trade show attendance. Global employs approximately 620 people in sales and marketing. All of Global's sales personnel are compensated at least partly on a commission basis, with local management determining the structure of sales compensation and commissions within the parameters of Global's industry management model. Global generates sales from within its existing customer base by tracking lease expirations, cross-selling its products and services, and giving incentives to service personnel for creating sales leads. Each of Global's core companies also generates sales leads through telemarketing and door-to-door marketing.

Training

   Global provides its sales and service employees extensive, ongoing training. Each core company has its own technical trainer and training is scheduled on a regular basis. Core company technical trainers are typically certified by Global's suppliers, which makes Global's service technicians manufacturer- or vendor-certified technicians. Global also provides formalized product and general sales training to its sales and marketing personnel.

Suppliers

   The following table lists the products Global sells and their manufacturers in each of the office imaging markets Global serves:

 Automated Office Equipment
--------------------------------------------------------------------------------

  Copiers:                            Canon Inc., Konica, Mita Copystar
                                      America, Ricoh Corporation, Savin
                                      Corporation, Sharp, Toshiba America, Inc.
  Facsimile machines:                 Muratec America, Inc., Panasonic
                                      Communications and
                                      Systems Company, Savin, Toshiba
  Duplicators:                        Riso, Inc.
  Printers:                           Hewlett-Packard Company, Tektronix, Inc.

 Network Integration Services
-------------------------------------------------------------------------------

  Personal and laptop computers:      AST Research, Inc., Compaq Computer
                                      Corporation, Dell Computer Corporation,
                                      IBM, Intel Corporation, NEC America,
                                      Inc., Toshiba
  Networking software:                Banyan Systems Incorporated, Microsoft
                                      Corporation, Novell, Inc., Raptor
                                      Systems, Inc.

 Electronic Presentation Systems
-------------------------------------------------------------------------------

  Overhead projectors:                Apollo International of Delaware, Inc.,
                                      DuKane Corporation, 3M
  LCD projectors:                     Epson America, Inc., In Focus Systems,
                                      Inc., Lightware, Inc., Proxima
                                      Corporation, Sharp, Sony Electronics Inc.
  Video conferencing equipment:       Intel
  Smart Boards:                       Smart Technologies, Inc.

 DIM Systems
-------------------------------------------------------------------------------

  Microfilm and microfiche equipment: Canon
  Optical data storage equipment:     Canon, Compaq
  Document management software:       Westbrook Technologies, Inc.

   During the fiscal year ended March 31, 1999, on a pro forma basis, Global purchased 14% of its equipment, parts and supplies from Konica and 10% from Sharp. No other supplier represented in excess of 7% of such purchases, on a pro forma basis.

   Global's agreements with suppliers generally permit Global to sell particular products on a nonexclusive basis in particular geographic areas. In most cases, Global's agreements extend for one-year renewable terms, which the supplier can choose not to renew with 30 days' notice. In addition, Global's suppliers can terminate Global's agreements upon notice (1) if Global does not meet minimum purchase quotas or other requirements or (2) under certain other conditions, including a change in Global's ownership.

Leasing and Rentals

   A majority of the copiers Global sells are financed by third-party leasing companies. Under Global's "Preferred Vendor Leasing Program," Global has granted three nationwide equipment lease vendors--General Electric Capital Corporation, Copelco Capital, Inc., and De Lage Landen Financial Services, Inc.--preferential rights to lease copiers to Global's customers in exchange for their agreement to (1) offer Global's customers better leasing rates and terms than are generally available through individual copier dealers, (2) provide Global with control over what happens to leased equipment at the end of the lease term and (3) use a standardized leasing application. Under these arrangements, Global has the option to purchase the leased equipment, under already negotiated terms, at the end of the lease term. This gives Global the flexibility to sell the equipment to its customers at the end of the lease term or to provide for such a sale at the time of original purchase. Global plans to increase the use of third party leases in the electronic presentation and DIM systems markets where, Global believes, high equipment costs make leasing an attractive financing alternative for many customers.

   In some cases, Global's automated office equipment dealers also rent equipment. Rental arrangements provide Global with a steady, monthly revenue stream and, like its leasing arrangements, give Global control over disposition of the equipment at the end of the rental term.

Competition

   Global operates in highly competitive markets, which forces it to compete for customers and sometimes for acquisition candidates. Competitors in the automated office equipment market, the electronic presentation systems market and the DIM systems market include large dealers, including Danka, IKON and independent dealers, as well as manufacturers' sales and service divisions, including those of Canon, Eastman Kodak Company, Konica, Minolta Co., Ltd., Pitney Bowes, Inc., Wang Laboratories, Inc. and Xerox. Global also competes with office superstores and consumer electronics chains in these markets. Principal areas of competition in these markets include price and product capabilities; quality and speed of post-sales service support; availability of equipment, parts and supplies; speed of delivery; financing terms and availability of financing, leasing, or rental programs.

   Competition from large, nationwide competitors is likely to increase as Global seeks to attract additional customers, expand its markets geographically and broaden its product and service offerings. Competition from large, nationwide competitors will also increase if Global's industry continues to consolidate. Finally, as digital and other new technologies develop, Global may face competition from new distribution channels, including computer distributors and value added resellers, for products containing new technology. Some competitors have greater financial and personnel resources than Global.

   In the network integration services market Global competes with the large providers, including GE Capital Information Technology Solutions, Inacom Corp. and Vanstar Corporation; smaller competitors with regional or local operations; and the in-house capabilities of its customers. Principal areas of competition in this market include reputation, quality and speed of support, and price.

   Global also faces competition for core and satellite acquisitions from consolidators such as IKON, Danka, and a number of other independent dealers.

Employees

   Global employs approximately 1,750 people, most of whom work at Global's core companies. Of these, approximately 620 employees work in sales and marketing, 750 in service, and 350 in operations and administration. Twenty-nine employees work at Global's corporate headquarters in Tampa, Florida. None of Global's employees is covered by collective bargaining agreements. Global believes it has good relations with its employees.

Government and Environmental Regulation

   Global is subject to regulation under various federal, state and local laws relating to employee safety and health and environmental protection. Global is not aware of any material non-compliance with any of these laws.

Item 2. Properties

   None of the physical properties Global uses in its business are materially important to Global.

Item 3. Legal Proceedings

   Global is not currently involved in any legal proceeding or investigation that it expects to have a material adverse effect on it.

Item 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of Global's stockholders during the three months ended March 31, 1999.

Executive Officers of Global

   The executive officers of Global are as follows:

Name                     Age                           Position
----                     ---                           --------
Thomas S. Johnson.......  53 Director, President and Chief Executive Officer
Raymond Schilling.......  44 Senior Vice President, Chief Financial Officer, Secretary and
                             Treasurer
Michael Mueller.........  47 Senior Vice President, Chief Operating Officer
Alfred N. Vieira........  51 Vice President--Service
Todd S. Johnson.........  32 Vice President--Acquisitions

   Thomas S. Johnson has served as a director and as President and Chief Executive Officer since Global's founding in June 1994. From 1991 to 1994, Mr. Johnson was an office imaging industry consultant. From 1989 to 1990, Mr. Johnson served as Chief Operating Officer for Danka. From 1975 to 1989, Mr. Johnson worked at IKON (formerly known as Alco Standard Corporation) in various staff and operating roles. When he left there in 1989, he was Vice President-- Operations of the Office Products group and was responsible for acquisitions and turning around under-performing operations. Mr. Johnson has been involved in the acquisition of over 60 office equipment dealers since 1985, and has over 23 years of experience in acquiring and integrating businesses. Mr. Johnson graduated with a B.S. degree from the University of Florida in 1972, and received his MBA from Harvard Business School in 1976.

   Raymond Schilling has served as Senior Vice President of Global since April 1999 and as Vice President, Chief Financial Officer, Secretary and Treasurer of Global since its inception in June 1994. From 1988 to 1994, Mr. Schilling was Vice President--Finance of the California/Nevada region of McCaw Communications and responsible for all of its finance and administrative functions. From 1980 to 1988, Mr. Schilling worked with

Mr. Johnson at IKON in various accounting and financial reporting functions, including as controller of Alco Office Products, where his responsibilities included acquisitions and evaluation, integration, development and installation of financial systems. From 1986 to 1988, Mr. Schilling also was Vice President of Finance and Administration of San Sierra Business Systems (an Alco Office Products dealer). From 1976 to 1980, Mr. Schilling was employed by Price Waterhouse as a CPA. In total, Mr. Schilling has been involved in the acquisition of over 35 businesses and has over 16 years of experience in acquiring and integrating businesses. Mr. Schilling graduated with a B.A. in Economics and Accounting from Muhlenberg College in 1976.

   Michael Mueller has served as Senior Vice President of Global since April 1999 and as Vice President and Chief Operating Officer of Global since January 1, 1995. From 1986 to December 1994, Mr. Mueller was employed as Vice President by Global Services Inc., a copier and office product sales and service company in Houston, Texas, and served as its Chief Financial Officer from 1988 to 1994. Mr. Mueller obtained his B.B.A. from the University of Houston in 1974.

   Alfred N. Vieira has served as a Vice President--Service of Global since March 1997. From May 1996 to March 1997, Mr. Vieira served as Vice President and General Manager of Felco Office Systems, Inc.'s four branch locations in South Texas. From 1979 to May 1996, Mr. Vieira was employed by Global Services Inc., and served as its Vice President of Operations from May 1988 to May 1996. Mr. Vieira studied electrical engineering at City University of New York.

   Todd S. Johnson has served as Vice President--Acquisitions since May 1999 and has been employed by Global since July 1994 in various roles, including as Acquisition Team Manager. From 1993 to 1994, Mr. Johnson was employed as an office imaging industry consultant. From 1989 to 1993, Mr. Johnson was an officer in the United States Marine Corps. Mr. Johnson graduated from the Pennsylvania State University with a B.S. in business management in 1989.

Risk Factors

   Set forth below are the risks that we believe are material to investors who purchase or own our common stock or our senior subordinated notes.

   Our Indebtedness Results in Significant Debt Service Obligations and Limitations. Because we financed our acquisitions primarily with debt, we incurred substantial debt and, as a result, we have significant debt service obligations. As of March 31, 1999, our total indebtedness was $168.3 million, which represented 63.9% of our total capitalization. We also had $107.0 million of additional borrowing availability under our senior credit facility. In addition, our senior credit facilities and the indenture governing our senior subordinated notes (the "notes") allow us to incur additional indebtedness under certain circumstances. Our indebtedness poses important consequences to investors, including the risks that:

  . we will use a substantial portion of our cash flow from operations to pay principal and interest on our debt, thereby reducing the funds available for acquisitions, working capital, capital expenditures and other general corporate purposes;

  . we may be unable to obtain additional financing on satisfactory terms or to otherwise fund working capital, capital expenditures, acquisitions, and other general corporate requirements;

  . our borrowings under our senior credit facility will bear interest at variable rates, which would create higher debt service requirements if market interest rates increase; and

  . our degree of leverage may hinder our ability to adjust rapidly to changing market conditions and could make us more vulnerable to downturns in the economy generally or in our industry.

   If we cannot generate sufficient cash flow from operations to meet our obligations, we may be forced to reduce or delay acquisitions and other capital expenditures, sell assets, restructure or refinance our debt, or seek additional equity capital. We cannot assure that these remedies would be available or satisfactory. In addition, our ability to pay principal and interest on the notes and to satisfy our other debt obligations will depend on our future operating performance. Our operating performance will be affected by prevailing economic conditions and financial, business and other factors which may be beyond our control.

   We May Be Unable to Integrate Our Acquired Businesses into Our Operations Profitably. Integrating our acquired businesses may involve unanticipated delays, costs or other operational or financial problems. Successful integration of the businesses we acquire depends on a number of factors, including our ability to transition acquired companies to our management information systems and the ability of our core businesses to integrate acquired satellites into their operations. In integrating our acquired businesses, we may not achieve expected economies of scale or profitability or realize sufficient revenues to justify our investment. For example, if we are unable to increase the sales force productivity at our acquired businesses as quickly as we expect, our revenues may not justify our investment. We also face the risk that an unexpected problem at one of our acquired companies will require substantial time and attention from senior management, distracting management's attention away from other aspects of our business. We cannot be certain that our management and financial reporting systems, procedures and controls will be able to support us as we grow.

   We Need Substantial Additional Funds to Finance Our Acquisitions. We intend to finance our future acquisitions primarily by incurring additional indebtedness, which will be substantial in relation to our equity capital. We cannot be certain that we will be able to borrow money for future acquisitions on favorable terms. Also, the restrictions imposed on us under our senior credit facilities and the indenture governing the notes may limit our ability to borrow additional funds to purchase acquisitions. We may also pay some of the price of future acquisitions by issuing common stock or other equity securities to the sellers of the businesses we acquire or in public or private offerings. Depending on the market value of our common stock, either we or the sellers of the businesses we acquire may not be willing to use common stock for part of the consideration we pay. To the extent we do not have access to additional debt and do not issue equity to pay for future acquisitions, we would need to use more of our cash resources to continue our acquisition program. We cannot be certain that we will be able to obtain debt or equity financing or that we will have enough cash resources available to pay for future acquisitions.

   Our Combined Operating History is Limited. Although a number of the companies we have acquired have been in operation for some time, Global itself has a limited history of operations and profitability. Consequently, the financial information in this annual report may not be indicative of our financial condition and future performance. See the information incorporated into Item 7.

   We Have Limited Operating Experience in Some of Our Target Markets. A key element of our expansion strategy is to acquire companies in each of our geographic markets that sell and service electronic presentation systems or document imaging management systems or that provide network integration or facilities management services. Our limited experience in offering these products and services may impair our ability to identify, acquire and integrate appropriate companies. In addition, we may not be able to cross-sell these products and services to our different customer bases. These markets also present us with new challenges. For example, none of our companies currently operates in the facilities management market. Success in this market would require that we adapt our operations expertise to running labor-intensive businesses.

   We Depend on Our Chief Executive Officer. Our success substantially depends on the efforts and ability of Thomas S. Johnson, Global's President and Chief Executive Officer. Mr. Johnson has developed and implemented Global's industry management model, and has many years of experience in the office imaging industry and in the acquisition and integration of office imaging solutions dealers. Mr. Johnson is currently employed under an executive agreement that renews automatically each July for a one-year period unless otherwise terminated by either party upon 30 days notice. The loss or interruption of his services could have an adverse effect on Global.

   We Need to Attract and Retain Skilled Employees. Many of our markets are experiencing low levels of unemployment. As a result, we must compete to attract, motivate and retain skilled employees, particularly systems integrators, service technicians, sales personnel and managers. We need qualified service technicians to fulfill our service contracts and enter into new ones. We need talented sales personnel to generate both sales and service revenues. We need effective managers to integrate and operate our acquired businesses profitably. As a result, if we cannot hire and keep skilled employees, our business could be adversely affected.

   Technological Developments Will Affect Our Business. The office imaging solutions industry is moving toward digital technology in a multi-functional office environment. We must be able to respond to this rapidly changing environment. Our business will be adversely affected if (1) we or our suppliers fail to anticipate which products or technologies will gain market acceptance or (2) we cannot sell these products at competitive prices. We cannot be certain that manufacturers of popular products will permit us to market their newly developed equipment. In addition, new products containing new technology may be sold through other channels of distribution. Technological advancements may result in lowered per unit costs that may reduce our sales revenues and reliability improvements that may reduce our service revenues. We will also incur increased expenses to train our sales and service personnel on any new technologies.

   We Depend on Our Suppliers. A majority of our revenues come from the sale of equipment and from service and supply contracts for this equipment. As a result, our success depends on our access to reliable sources of equipment, parts and supplies at competitive prices. During the fiscal year ended March 31, 1999, on a pro forma basis, Global purchased 14% of its equipment, parts and supplies from Konica Business Technologies, Inc. and 10% from Sharp Electronics Corporation. No other supplier represented in excess of 7% of such purchases, on a pro forma basis. There is no guarantee that Konica, Sharp or any of our other suppliers will continue to sell their products to us, or that they will do so at competitive prices. Finally, other factors, including reduced access to credit resulting from economic conditions in Asia, may impair our suppliers' ability to provide products in a timely manner or at competitive prices.

   Our Markets are Highly Competitive. We operate in highly competitive markets, which forces us to compete for customers and sometimes for acquisition candidates. Competitors in the automated office equipment market, the electronic presentation systems market and the DIM systems market include Xerox Corporation, Danka Business Systems PLC, IKON Office Solutions, Inc. and other large, independent dealers, as well as manufacturers' sales and service divisions, office superstores and consumer electronics chains. In the network integration services market we compete with large providers, smaller competitors with regional or local operations, and the in-house capabilities of our customers.

   Some competitors have greater financial and personnel resources than we do. Competition from large, nationwide competitors is likely to increase as we seek to attract additional customers, expand our markets geographically and broaden our product and service offerings. Competition from large, nationwide competitors will also increase if our industry continues to consolidate. Finally, as digital and other new technologies develop, we may face competition from new distribution channels, including computer distributors and value added resellers, for products containing new technology.

   Year 2000 Issues May Affect Our Operations. The year 2000 issue exists because many computer systems and applications use two-digit fields to designate a year. Date-sensitive computer systems and programs may fail to recognize or correctly process the year 2000 as the century date change approaches or occurs. This inability to properly recognize or treat the year 2000 may cause systems errors or failures that could seriously disrupt or prevent our normal business operations or could result in liability or unanticipated costs as a result of disruptions in our customers' business operations. The full extent of any adverse impact is impossible to determine.

   We are evaluating all of our internal computers, computer equipment and other equipment with embedded technology against year 2000 concerns. We have identified five mission-critical aspects of our business: sales, billing, service, delivery and accounting information systems. Should any of these functions fail due to year 2000 issues, a material disruption in our business could result. All of these systems except for sales may depend on the year 2000 readiness of software we purchase from the OMD Corporation. If this software is not year 2000 ready on time, multiple mission-critical aspects of our business could be disrupted. Our operations may also be negatively affected by the inability of third parties with whom we deal to manage this problem in a timely manner. In particular, if our equipment vendors' products are not year 2000 ready or if year 2000 problems impair our suppliers' ability to provide products timely and at competitive prices, we could be adversely affected.

   Finally, we may also face risks relating to potential costs or liability resulting from the year 2000 issue. Given the breadth of different products and services we offer, we could face expenses or claims arising from the effect of the year 2000 issue on the products we sell and service. The year 2000 readiness of these products depends on the efforts of our suppliers. See "Year 2000 Issues" in the information incorporated into Item 7.

   Covenants in Our Debt Instruments Restrict Our Capacity to Borrow and Invest, Which Could Impair Our Ability to Expand or Finance Our Operations. The indenture governing the terms of our notes imposes operating and financial restrictions that limit our discretion on some business matters, which could make it more difficult for us to expand, finance our operations or engage in other business activities that may be in our interest. These restrictions limit or prohibit our ability to:

  .  incur additional debt

  .  pay dividends or make other distributions

  .  make investments or other restricted payments

  .  undergo a change of control

  .  pledge or mortgage assets

  .  enter into transactions with related persons

  .  sell assets

  .  consolidate, merge or sell all or substantially all of our assets

If we fail to comply with these restrictions, all of our long-term debt could become immediately due and payable.

   Fluctuations in the Market Price of Our Common Stock May Make it More Difficult for Us to Raise Capital. The market price of our common stock is extremely volatile and has fluctuated over a wide range. These fluctuations may impair our ability to raise capital by offering equity securities. The market price may continue to fluctuate significantly in response to various factors, including:

  .  general trends in the office imaging solutions industry

  .  announcements and actions by competitors

  .  fluctuations in competitor's stock prices

  .  low trading volume

  .  quarterly variations in operating results

  .  changes in estimates by securities analysts

  .  our liquidity or ability to raise funds

  .  general economic conditions

   Our Directors, Officers and Significant Stockholders May Control Global. Our executive officers and directors and their affiliates beneficially own 53.5% of our common stock, and Golder, Thoma, Cressey, Rauner Inc., through its affiliation with Golder, Thoma, Cressey, Rauner Fund IV L.P., owns 39.5% of our common stock. Accordingly, our executive officers and directors and their affiliates, particularly Golder,

Thoma, Cressey, Rauner, Inc., have significant influence over the election of directors and corporate actions requiring stockholder approval. In some cases, Golder, Thoma, Cressey, Rauner, Inc.'s interests as a stockholder could conflict with the interests of our noteholders or other stockholders. The concentration of ownership of our common stock could limit the price that certain investors might be willing to pay in the future for shares of common stock, and could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of Global.

   We Are Prohibited from Paying Dividends. We do not anticipate paying any dividends for the foreseeable future. The indenture governing our debt prohibits us from paying cash dividends. Investors should therefore not expect to receive dividends on shares of our common stock.

   Our Quarterly Operating Results May Fluctuate Significantly. We may experience significant quarter to quarter fluctuations in our results of operations as a result of a variety of factors including the timing of the acquisition and integration of acquired companies, the demand for our products and services, the timing and introduction of new products and services by us or our suppliers or competitors, the market acceptance of new products and services, competitive conditions in the office imaging solutions industry and general economic conditions. As a result, we believe that period to period comparisons of our results of operations are not necessarily meaningful or indicative of the results that we may achieve in any subsequent quarter or full year. Such quarterly fluctuations may result in volatility in the market price of our common stock, and in future quarters our results of operations could be below the expectations of the public market. Such an event could have a material adverse effect on the market price of our common stock.

   Our Charter and Bylaws May Delay or Prevent a Takeover of Global. Our certificate of incorporation and bylaws, as well as Delaware corporate law, contain certain provisions that could delay, defer or prevent a change in control of Global. These provisions could limit the price that certain investors might be willing to pay for our common stock. Some of these provisions allow us to issue, without stockholder approval, preferred stock that has rights senior to our common stock. Other provisions impose various procedural and other requirements that could make it difficult for stockholders to effect certain corporate actions.

   The Notes and Guarantees Are Unsecured and Subordinated to Our Senior
Debt. The notes are unsecured, which means that investors in the notes have no recourse to specific assets of Global or Global's subsidiaries if a default occurs under the notes and indenture. In addition, before we can pay principal and interest on the notes, we must first make payments on any of our existing and future senior debt that is in default, including all senior debt of our subsidiaries, if any, and all outstanding amounts under our senior credit facility.

   As of March 31, 1999, we had $68.0 million of senior indebtedness outstanding. Substantially all of our real and personal property used in our business operations secures our obligations under our senior credit facilities. If we default on any payments required under any of our senior debt, or if we fail to comply with other provisions governing our senior debt such as meeting required financial ratios, the senior lenders could declare all amounts outstanding, together with accrued and unpaid interest, immediately due and payable. If we are unable to repay amounts due, the lenders could proceed against the collateral securing the debt. If the lenders proceed against any of the collateral, we may not have enough assets left to pay our noteholders. Moreover, if we become bankrupt or similarly reorganize, we may not be able to use our assets to pay our noteholders until after we pay all of our senior debt. In addition, the senior credit facility may prohibit us from paying amounts due on the notes, or from purchasing, redeeming or otherwise acquiring the notes if a default exists under our senior debt.

   We May Not Have Sufficient Funds to Repay the Notes Upon a Change of Control. If we experience certain changes of control, our noteholders will have the right to require us to purchase the notes at a purchase price equal to 101% of the principal amount of the notes plus accrued and unpaid interest. In such circumstances, we may also be required to (1) repay our outstanding senior debt or (2) obtain our lenders' consent to our purchase of the notes. If we cannot repay our debt or cannot obtain the needed consents, we may be unable to purchase the notes. Upon a change of control, we cannot guarantee that we will have sufficient funds to make any debt payment, including purchases of the notes. The failure to purchase the notes would be an event of default under the indenture governing the notes. To avoid default, we may try to refinance our debt. We cannot guarantee, however, that such refinancing would be available or would be on favorable terms.

   The events that qualify as a change of control under the indenture may also be events of default under the senior credit facility or other indebtedness. An event of default under the senior credit facility would permit our lenders to accelerate our indebtedness. If we cannot repay such borrowings when due, the lenders could proceed against the collateral securing the debt.

                                    PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

   Except for the information regarding recent sales of unregistered securities set forth below, the information required by this item is set forth in the "quarterly financial data" appearing on page 40 of Global's 1999 Annual Report to Stockholders and is incorporated herein by reference. Portions of Global's 1999 Annual Report to Stockholders that are incorporated herein are filed as Exhibit 13.1 hereto.

 Recent Sales of Unregistered Securities

   Between April 1, 1998 and March 31, 1999 Global sold and issued the following unregistered securities:

   (a) Between August 1998 and February 1999, Global sold a total of 1,143,797 shares of common stock to owners of seven businesses it acquired in exchange for ownership interests in those businesses valued at $16.4 million. These sales and issuances of securities were exempt from registration under the Securities Act by virtue of Section 4(2) or Regulation D promulgated thereunder. Appropriate legends are affixed to the stock certificates issued in these transactions. All recipients received adequate information about Global or had access, through employment or other relationships, to such information.

   (b) On March 8, 1999, Global sold $100 million in 10 3/4% senior subordinated notes to qualified institutional buyers, as defined in Rule 144A under the Securities Act, in a private placement exempt from registration under the Securities Act by virtue of Section 4(2) or Rule 144A or Regulation S thereunder. The initial purchasers of the notes were First Union Capital Markets, Prudential Securities, Raymond James & Associates, Inc. and Scotia Capital Markets. The notes were sold for an aggregate price of $100 million. The initial purchasers' discount was $2.5 million.

Item 6. Selected Financial Data

   The presentation of selected financial data as of and for the five years ended March 31, 1999 is included in the "selected financial data" section appearing on page 12 of Global's 1999 Annual Report to Stockholders and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

   The information required by this item is set forth in the "management's discussion and analysis" appearing on pages 13 through 21 of Global's 1999 Annual Report to Stockholders, and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   The Company is exposed to changes in interest rates, primarily from its long-term revolving credit agreement. Interest rate cap agreements are used to reduce certain exposures to interest rate fluctuations. The

Company also has long term debt that bears a fixed rate. There is a risk that market rates will decline and the required payments will exceed those based on current market rates on the long term debt.

Item 8. Financial Statements and Supplementary Data

   The financial statements and supplementary financial information are set forth in pages 22 through 39 of Global's 1999 Annual Report to Stockholders and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   For information with respect to the executive officers of Global, see "Executive Officers of Global" at the end of Part I of this report. For information with respect to the directors of Global, see "Nomination and Election of Directors" in the proxy statement for the annual meeting of stockholders to be held in August 1999, which is incorporated herein by reference. Information required by Item 405 of Regulation S-K is included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in Global's proxy statement for the annual meeting of stockholders to be held in August 1999 and is incorporated herein by reference.

Item 11. Executive Compensation

   Information with respect to executive compensation is incorporated herein by reference to the information under the captions "Compensation of Directors" and "Executive Compensation" in Global's proxy statement for the annual meeting of stockholders to be held in August 1999.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   Information with respect to security ownership of certain beneficial owners and management of Global is incorporated herein by reference to the information under the caption "Voting Securities and Principal Holders Thereof" in Global's proxy statement for the annual meeting of stockholders to be held in August 1999.

Item 13. Certain Transactions with Related Parties

   Information with respect to certain relationships and transactions is incorporated herein by reference to the information under the caption "Certain Relationships and Transactions" in Global's proxy statement for the annual meeting of stockholders to be held in August 1999.

                                    PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports and Form 8-K

   (a) 1. Financial Statements

   The consolidated financial statements as of March 31, 1999 and 1998 and for each of the three years in the period ended March 31, 1999, together with the report thereon of Ernst & Young LLP dated May 12, 1999, appearing on pages 22 through 39 of Global's 1999 Annual Report to Stockholders are incorporated by reference into Part II, Item 8 of this annual report. With the exception of the aforementioned information and the information incorporated by reference in
Part II, Items 5, 6, 7 and 8 of this annual report, Global's 1999 Annual Report to Stockholders is not to be deemed filed as part of this report.

  Consolidated statements of operations for the years ended March 31, 1999, 1998 and 1997

  Consolidated balance sheets as of March 31, 1999 and 1998

  Consolidated statements of cash flows for the years ended March 31, 1999, 1998 and 1997

  Consolidated statements of stockholders' equity for the years ended March 31, 1999, 1998 and 1997

  Notes to consolidated financial statements.

  Report of Independent Auditors.

   (a) 2. Financial Statement Schedules Required by Items 8 and 14(d)

   Included in this annual report is the following additional financial data which should be read in conjunction with the consolidated financial statements in Global's 1999 Annual Report to Stockholders:

  Report of Independent Auditors

  Schedule II--Valuation and Qualifying Accounts for each of the three years in the period ended March 31, 1999

   Supplemental schedules not included with the additional financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

   (a) 3. Exhibits

 3.1   Amended and Restated Certificate of Incorporation of Global Imaging
       Systems, Inc. (1)
 3.2   Amended and Restated Bylaws of Global Imaging Systems, Inc. (1)
 4.1   Specimen common stock certificate. (1)
 4.2 Indenture dated as of March 8, 1999 between Global, the subsidiary guarantors and United States Trust Company of New York, as Trustee, relating to the 10 3/4% Senior Subordinated Notes Due 2007. (2)
 4.3   Form of Exchange Note. (2)
 4.4 Credit Agreement, dated as of July 31, 1998, by and among the Company and its subsidiaries, as Borrowers, the Lenders referred to therein, First Union National Bank, as Administrative Agent, and ScotiaBanc,
       Inc., as Documentation Agent. (3)
 10.1 Registration Agreement, dated as of June 9, 1994, as amended, by and among Global and the stockholders identified therein. (Incorporated by reference to Global's Registration Statement on Form S-1, No. 333-48103, as filed on March 17, 1998.)
 10.2  Termination Agreement, dated as of May 27, 1998, by and among Global;
       FUND IV; Golder, Thoma, Cressey, Rauner, Inc. and the stockholders identified therein. (4)
 10.3 Executive Agreement, dated as of June 9, 1994, as amended, by and among Global, Thomas S. Johnson and FUND IV. (4)*
 10.4 Executive Agreement, dated as of June 9, 1994, as amended, by and among Global, Raymond Schilling and FUND IV. (4)*
 10.5 Executive Agreement, dated as of January 1, 1995, as amended, by and among Global, H. Michael Mueller and FUND IV. (4)*
 10.6  Executive Agreement, dated as of March 31, 1997, by and among Global,
       Alfred N. Vieira and FUND IV. (4)*
 10.7  1998 Stock Option and Incentive Plan. (4)*
 10.7a Form of Incentive Stock Option Agreement. (4)*
 10.7b Form of Non-Qualified Stock Option Agreement. (4)*
 10.7c Form of Director's Stock Option Agreement. (4)*
 10.7d Director Non-Incentive Stock Option Agreement. (5)*
 10.7e Amendments to Global Imaging Systems, Inc. 1998 Stock Option and
       Incentive Plan and forms of stock option agreements. (5)*

 10.8  Form of Supply Agreement between the Company and Konica. (6)**
 10.9 Non-Exclusive Third Party Lessor Agreement, dated July 16, 1996, as amended, by and between Global and General Electric Capital Corporation.
       (6)**
 10.10 License Agreement, dated as of July 31, 1996, as amended, between Global and Copelco Capital, Inc. (6)**
 10.11 Non-Exclusive Third Party Lessor Agreement, dated July 26, 1996, as amended, by and between Global and Tokai Financial Services, Inc. (6)**
 10.12 Stock Purchase Agreement, dated as of June 27, 1996 by and among Global as Buyer, Copy Service & Supply, Inc., Office Furniture Concepts, Inc.,
       CSS Leasing, LLC and Terry K. Smith and Crystal E. Smith as Sellers. (4)
 10.13 Stock Purchase Agreement, dated as of November 13, 1996 by and among
       Global as Buyer and Southern Business Communications, Inc. and Mark M.
       Lloyd and Arthur E. Kreps as Sellers. (4)**
 10.14 Asset Purchase Agreement, dated as of November 13, 1996 by and among
       ATS-Atlanta One, LLC as Seller, ATS-Atlanta One, Inc. as Purchaser, and
       ATS-Atlanta, Inc., Mark M. Lloyd and Arthur E. Kreps. (4)
 10.15 Stock Purchase Agreement, dated as of August 7, 1997 by and among
       Global, ESI Acquisition Corporation as Buyer, Electronic Systems, Inc.
       ("ESI") and the Shareholders of ESI as Sellers. (4)**
 10.16 Stock Purchase Agreement, dated as of August 29, 1997 by and among
       Global, Conway Office Products as Buyer, Eastern Copy Products, Inc. and
       Michael E. Kleinhans as Seller. (4)
 10.17 Stock Purchase Agreement, dated as of September 30, 1997 by and among
       Global as Buyer, Duplicating Specialties, Inc. (d/b/a Copytronix) and
       Dean Groves as Seller. (4)**
 10.18 Stock Purchase Agreement, dated as of September 30, 1997 by and among
       Global as Buyer, Quality Business Systems, Inc. and Gary Stevens as
       Seller. (4)**
 10.19 Stock Purchase Agreement, dated as of September 30, 1997 by and among
       Global as Buyer, Cascade Office Systems, Inc. and Fred Woodard as
       Seller. (4)**
 10.20 Stock Purchase Agreement, dated as of December 23, 1997 by and among
       Global, ESI as Buyer, Electronic Systems of Richmond, Inc. ("ESRI") and the Shareholders of ESRI as Seller. (4)**
 10.21 Stock Purchase Agreement, dated as of December 31, 1997, as assigned, by and among Global, Connecticut Business Systems, Inc. as Buyer, and the
       Company, Michael E. Shea, Jr. and Peter Wenzke as Sellers. (4)**
 10.22 Asset Purchase Agreement, dated as of February 26, 1998 by and among
       Connecticut Systems, Inc., Bloom's Business Systems, a division of
       Bloom's Incorporated, the Assets and Bloom's Incorporated as Seller.
       (4)**
 10.23 Stock Purchase Agreement, dated as of November 13, 1996, by and among
       Global as Buyer, Southern Business Communications of D.C., Inc., and
       George Gough, Mark M. Lloyd, and Arthur E. Kreps as Sellers. (4)
 10.24 Equity Subscription Agreement, dated as of March 27, 1998, by and among
       Global, FUND IV, JNL and Thomas S. Johnson. (4)
 10.25 Form of Indemnification Agreement between Global and its directors and executive officers. (1)*
 10.26 Stock Purchase Agreement, dated as of August 31, 1998, by and among
       Global and Southern Business Communications, Inc. ("SBC") as Buyer,
       Centre Business Products, Inc., and the shareholders thereof, as Sellers. (3)
 10.27 Stock Purchase Agreement, dated as of September 16, 1998, by and among
       Global, Carr Acquisition Corporation, as buyer, Carr Business Machines of Great Neck Inc. (d/b/a Carr Business Systems) and its Shareholders, as Sellers. (Incorporated by reference to Global's Current Report on Form 8-K, as filed with the SEC on September 29, 1998.)
 10.28 Stock Purchase Agreement, dated as of September 28, 1998, by and among
       Global and SBC as Buyer, ProView, Inc., and the Shareholders thereof, as Sellers. (3)
 10.29 Stock Purchase Agreement, dated as of November 19, 1998, by and among
       Global as Buyer, Capitol Office Solutions, Inc., FUND IV, Armen
       Manoogian, and the other persons named therein as Sellers. (Incorporated by reference to Global's Current Report on Form 8-K, as filed with the SEC on January 5, 1998.)

 10.30 Stock Purchase Agreement, dated as of December 22, 1998, by and among
       Global as Buyer, Distinctive Business Products, Inc., and the shareholders thereof, as Sellers. (Incorporated by reference to Global's
       Quarterly Report on Form 10-Q filed with the SEC on February 16, 1999.)
 10.31 Merger Agreement and Plan of Merger, dated as of February 26, 1999, by and among Global, Dahill Acquisition, Inc., Dahill Industries, Inc. and
       Randall E. Davidson. (2)
 10.32 Registration Rights Agreement, dated March 8, 1999, by and among Global, the subsidiary guarantors, First Union Capital Markets Corp., Prudential
       Securities Incorporated, Raymond James & Associates, Inc. and Scotia
       Capital Markets (USA) Inc. (2)
 11.1  Statement regarding computation of per share earnings (See Consolidated
       Statements of Operations for the years ended March 31, 1999, 1998 and 1997 incorporated herein and Note 7 to the Notes to Consolidated
       Financial Statements for the same period).
 13.1  Incorporated portions of Annual Report to Stockholders for the Year
       Ended March 31, 1999.
 21.1  Subsidiaries of Global.
 23.1  The consent of Ernst & Young LLP.
 27.1  Financial Data Schedule.

--------
(1) Incorporated by reference to Global's Registration Statement on Form S-1, No. 333-48103, as filed with the SEC on May 8, 1998.
(2) Incorporated by reference to Global's Registration Statement on Form S-4, No. 333-78093, as filed with the SEC on May 7, 1999.
(3) Incorporated by reference to Global's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
(4) Incorporated by reference to Global's Registration Statement on Form S-1, No. 333-48103, as filed with the SEC on June 11, 1998.
(5) Incorporated by reference to Global's Registration Statement on Form S-8, No. 333-80801, as filed with the SEC on June 16, 1999.
(6) Incorporated by reference to Global's Registration Statement on Form S-1, No. 333-48103, as filed with the SEC on March 27, 1998.
 * Management contract or compensatory plan, contract or arrangement.
** Confidential treatment has been granted for portions of this exhibit.

   (b) Reports on Form 8-K

   The Company filed three reports on Form 8-K during the last quarter of the fiscal year ended March 31, 1999.

   The Company's Current Report on Form 8-K filed January 5, 1999, as amended on February 9, 1999, reported the acquisition of a business and contained financial statements relating to the acquisition.

   The Company's Current Report on Form 8-K filed on February 25, 1999 reported the Company's announcement of plans to offer senior subordinated notes. The Company's Current Report on Form 8-K filed on March 16, 1999 reported the Company's announcement of its sale of $100 million in aggregate principal amount of 10 3/4% Senior Subordinated Notes due 2007.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Global Imaging Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Global Imaging Systems, Inc.

                                                   /s/ Thomas S. Johnson
                                          By: _________________________________
                                            Thomas S. Johnson
                                            President and Chief Executive
                                            Officer

Date: June 23, 1999

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of June 23, 1999.

                 Name                                    Title
                 ----                                    -----

        /s/ Thomas S. Johnson         President, Chief Executive
  ___________________________________  Officer and Director (Principal Executive
           Thomas S. Johnson           Officer)

                                      Senior Vice President, Chief Financial
        /s/ Raymond Schilling          Officer,
  ___________________________________  Secretary and Treasurer (Principal
           Raymond Schilling           Financial and Accounting Officer)

          /s/ Carl D. Thoma           Chairman of the Board
  ___________________________________
             Carl D. Thoma

          /s/ L. Neal Berney          Director
  ___________________________________
            L. Neal Berney

         /s/ Bruce D. Gorchow         Director
  ___________________________________
           Bruce D. Gorchow

       /s/ William C. Kessinger       Director
  ___________________________________
         William C. Kessinger

        /s/ Edward N. Patrone         Director
  ___________________________________
           Edward N. Patrone

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Global Imaging Systems, Inc.

We have audited the consolidated financial statements of Global Imaging Systems, Inc. as of March 31, 1999 and 1998, and for each of the three years in the period ended March 31, 1999, and have issued our report thereon dated May 12, 1999. Our audits also included the financial statement schedule listed in
Item 14(a) of the Annual Report (Form 10-K). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

Tampa, Florida,
May 12, 1999

                          GLOBAL IMAGING SYSTEMS, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

   Reserve for returns and allowances and bad debts:

                                              Additions
                                        ----------------------
                         Balance at the Charged to Charged to             Balance at the
                          Beginning of  Costs and     Other                   End of
                           the period    Expenses  Accounts(1) Deductions   the period
                         -------------- ---------- ----------- ---------- --------------
Year Ended:
 March 31, 1997.........   $  200,000    $ 30,824  $  147,005  $   68,785   $  309,044
 March 31, 1998.........   $  309,044    $289,879  $  532,689  $  261,068   $  870,544
 March 31, 1999.........   $  870,544    $345,993  $  472,583  $  335,888   $1,353,232

   Reserve for excess and slow-moving inventory:

                                              Additions
                                        ----------------------
                         Balance at the Charged to Charged to             Balance at the
                          Beginning of  Costs and     Other                   End of
                           the period    Expenses  Accounts(1) Deductions   the period
                         -------------- ---------- ----------- ---------- --------------
Year Ended:
 March 31, 1997.........   $  133,026    $256,280  $  340,000  $  403,207   $  326,099
 March 31, 1998.........   $  326,099    $888,802  $  686,877  $  606,758   $1,295,020
 March 31, 1999.........   $1,295,020    $759,721  $1,160,660  $1,004,646   $2,210,755

--------
(1) These amounts primarily represent reserve balances acquired in connection with business combinations.

                               INDEX TO EXHIBITS

 Exhibit
 No.     Description
 ------- -----------
 3.1     Amended and Restated Certificate of Incorporation of Global Imaging
         Systems, Inc. (1)
 3.2     Amended and Restated Bylaws of Global Imaging Systems, Inc. (1)
 4.1     Specimen common stock certificate. (1)
 4.2     Indenture dated as of March 8, 1999 between Global, the subsidiary guarantors and United States Trust Company of New York, as Trustee,
         relating to the 10 3/4% Senior Subordinated Notes Due 2007. (2)
 4.3     Form of Exchange Note. (2)
 4.4     Credit Agreement, dated as of July 31, 1998, by and among the Company and its subsidiaries, as Borrowers, the Lenders referred to therein,
         First Union National Bank, as Administrative Agent, and ScotiaBanc,
         Inc., as Documentation Agent. (3)
 10.1    Registration Agreement, dated as of June 9, 1994, as amended, by and among Global and the stockholders identified therein. (Incorporated by reference to Global's Registration Statement on Form S-1, No. 333-
         48103, as filed on March 17, 1998.)
 10.2    Termination Agreement, dated as of May 27, 1998, by and among Global;
         FUND IV; Golder, Thoma, Cressey, Rauner, Inc. and the stockholders identified therein. (4)
 10.3    Executive Agreement, dated as of June 9, 1994, as amended, by and among Global, Thomas S. Johnson and FUND IV. (4)*
 10.4    Executive Agreement, dated as of June 9, 1994, as amended, by and among Global, Raymond Schilling and FUND IV. (4)*
 10.5    Executive Agreement, dated as of January 1, 1995, as amended, by and among Global, H. Michael Mueller and FUND IV. (4)*
 10.6    Executive Agreement, dated as of March 31, 1997, by and among Global,
         Alfred N. Vieira and FUND IV. (4)*
 10.7    1998 Stock Option and Incentive Plan. (4)*
 10.7a   Form of Incentive Stock Option Agreement. (4)*
 10.7b   Form of Non-Qualified Stock Option Agreement. (4)*
 10.7c   Form of Director's Stock Option Agreement. (4)*
 10.7d   Director Non-Incentive Stock Option Agreement. (5)*
 10.7e   Amendments to Global Imaging Systems, Inc. 1998 Stock Option and
         Incentive Plan and forms of stock option agreements. (5)*
 10.8    Form of Supply Agreement between the Company and Konica. (6)**
 10.9    Non-Exclusive Third Party Lessor Agreement, dated July 16, 1996, as amended, by and between Global and General Electric Capital
         Corporation. (6)**
 10.10   License Agreement, dated as of July 31, 1996, as amended, between
         Global and Copelco Capital, Inc. (6)**
 10.11   Non-Exclusive Third Party Lessor Agreement, dated July 26, 1996, as amended, by and between Global and Tokai Financial Services, Inc.
         (6)**
 10.12   Stock Purchase Agreement, dated as of June 27, 1996 by and among
         Global as Buyer, Copy Service & Supply, Inc., Office Furniture
         Concepts, Inc., CSS Leasing, LLC and Terry K. Smith and Crystal E.
         Smith as Sellers. (4)
 10.13   Stock Purchase Agreement, dated as of November 13, 1996 by and among
         Global as Buyer and Southern Business Communications, Inc. and Mark M.
         Lloyd and Arthur E. Kreps as Sellers. (4)**
 10.14   Asset Purchase Agreement, dated as of November 13, 1996 by and among
         ATS-Atlanta One, LLC as Seller, ATS-Atlanta One, Inc. as Purchaser,
         and ATS-Atlanta, Inc., Mark M. Lloyd and Arthur E. Kreps. (4)
 10.15   Stock Purchase Agreement, dated as of August 7, 1997 by and among
         Global, ESI Acquisition Corporation as Buyer, Electronic Systems, Inc.
         ("ESI") and the Shareholders of ESI as Sellers. (4)**
 10.16   Stock Purchase Agreement, dated as of August 29, 1997 by and among
         Global, Conway Office Products as Buyer, Eastern Copy Products, Inc.
         and Michael E. Kleinhans as Seller. (4)

 Exhibit
 No.     Description
 ------- -----------
 10.17   Stock Purchase Agreement, dated as of September 30, 1997 by and among
         Global as Buyer, Duplicating Specialties, Inc. (d/b/a Copytronix) and
         Dean Groves as Seller. (4)**
 10.18   Stock Purchase Agreement, dated as of September 30, 1997 by and among
         Global as Buyer, Quality Business Systems, Inc. and Gary Stevens as
         Seller. (4)**
 10.19   Stock Purchase Agreement, dated as of September 30, 1997 by and among
         Global as Buyer, Cascade Office Systems, Inc. and Fred Woodard as
         Seller. (4)**
 10.20   Stock Purchase Agreement, dated as of December 23, 1997 by and among
         Global, ESI as Buyer, Electronic Systems of Richmond, Inc. ("ESRI")
         and the Shareholders of ESRI as Seller. (4)**
 10.21   Stock Purchase Agreement, dated as of December 31, 1997, as assigned, by and among Global, Connecticut Business Systems, Inc. as Buyer, and
         the Company, Michael E. Shea, Jr. and Peter Wenzke as Sellers. (4)**
 10.22   Asset Purchase Agreement, dated as of February 26, 1998 by and among
         Connecticut Systems, Inc., Bloom's Business Systems, a division of
         Bloom's Incorporated, the Assets and Bloom's Incorporated as Seller.
         (4)**
 10.23   Stock Purchase Agreement, dated as of November 13, 1996, by and among
         Global as Buyer, Southern Business Communications of D.C., Inc., and
         George Gough, Mark M. Lloyd, and Arthur E. Kreps as Sellers. (4)
 10.24   Equity Subscription Agreement, dated as of March 27, 1998, by and among Global, FUND IV, JNL and Thomas S. Johnson. (4)
 10.25   Form of Indemnification Agreement between Global and its directors and executive officers. (1)*
 10.26   Stock Purchase Agreement, dated as of August 31, 1998, by and among
         Global and Southern Business Communications, Inc. ("SBC") as Buyer,
         Centre Business Products, Inc., and the shareholders thereof, as
         Sellers. (3)
 10.27   Stock Purchase Agreement, dated as of September 16, 1998, by and among
         Global, Carr Acquisition Corporation, as buyer, Carr Business Machines of Great Neck Inc. (d/b/a Carr Business Systems) and its Shareholders,
         as Sellers. (Incorporated by reference to Global's Current Report on
         Form 8-K, as filed with the SEC on September 29, 1998.)
 10.28   Stock Purchase Agreement, dated as of September 28, 1998, by and among
         Global and SBC as Buyer, ProView, Inc., and the Shareholders thereof, as Sellers. (3)
 10.29   Stock Purchase Agreement, dated as of November 19, 1998, by and among
         Global as Buyer, Capitol Office Solutions, Inc., FUND IV, Armen
         Manoogian, and the other persons named therein as Sellers.
         (Incorporated by reference to Global's Current Report on Form 8-K, as filed with the SEC on January 5, 1998.)
 10.30   Stock Purchase Agreement, dated as of December 22, 1998, by and among
         Global as Buyer, Distinctive Business Products, Inc., and the
         shareholders thereof, as Sellers. (Incorporated by reference to
         Global's Quarterly Report on Form 10-Q filed with the SEC on February
         16, 1999.)
 10.31   Merger Agreement and Plan of Merger, dated as of February 26, 1999, by and among Global, Dahill Acquisition, Inc., Dahill Industries, Inc.
         and Randall E. Davidson. (2)
 10.32   Registration Rights Agreement, dated March 8, 1999, by and among
         Global, the subsidiary guarantors, First Union Capital Markets Corp.,
         Prudential Securities Incorporated, Raymond James & Associates, Inc.
         and Scotia Capital Markets (USA) Inc. (2)
 11.1    Statement regarding computation of per share earnings (See
         Consolidated Statements of Operations for the years ended March 31,
         1999, 1998 and 1997 incorporated herein and Note 7 to the Notes to
         Consolidated Financial Statements for the same period).
 13.1    Incorporated portions of Annual Report to Stockholders for the Year
         Ended March 31, 1999.
 21.1    Subsidiaries of Global.
 23.1    The consent of Ernst & Young LLP.
 27.1    Financial Data Schedule.

--------
(1) Incorporated by reference to Global's Registration Statement on Form S-1, No. 333-48103, as filed with the SEC on May 8, 1998.
(2) Incorporated by reference to Global's Registration Statement on Form S-4, No. 333-78093, as filed with the SEC on May 7, 1999.

(3) Incorporated by reference to Global's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
(4) Incorporated by reference to Global's Registration Statement on Form S-1, No. 333-48103, as filed with the SEC on June 11, 1998.
(5) Incorporated by reference to Global's Registration Statement on Form S-8, No. 333-80801, as filed with the SEC on June 16, 1999.
(6) Incorporated by reference to Global's Registration Statement on Form S-1, No. 333-48103, as filed with the SEC on March 27, 1998.
 * Management contract or compensatory plan, contract or arrangement.
** Confidential treatment has been granted for portions of this exhibit.