Form 10-Q
period 1999-06-30
GLOBAL IMAGING SYSTEMS INC
filed 1999-08-13
CIK 1050167

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM _____________ TO _____________

     Commission File Number:  000-24373


                         GLOBAL IMAGING SYSTEMS, INC.
            -----------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                   59-3247752
 -----------------------------              ----------------------------------
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)


3820 Northdale Boulevard, Suite 200A
Tampa, Florida                                            33624
-------------------------------------                   --------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 813-960-5508


          -----------------------------------------------------------
         (FORMER NAME OR FORMER ADDRESS, IF CHANGED SINCE LAST REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The registrant had 19,023,671 Shares of Common Stock, $.01 par value, outstanding as of August 13, 1999.

                                     INDEX

                                                                         Page
                                                                         ----
PART I - FINANCIAL INFORMATION

ITEM 1 - Consolidated Financial Statements

     Consolidated Balance Sheets as of June 30, 1999 (Unaudited)
     and March 31, 1999                                                    3

     Consolidated Statements of Operations for the three months ended
     June 30, 1999 and 1998 (Unaudited)                                    4

     Consolidated Statements of Cash Flows for the three months ended
     June 30, 1999 and 1998 (Unaudited)                                    5

     Consolidated Statement of Stockholders' Equity for the three months
     ended June 30, 1999 (Unaudited)                                       6

     Notes to Consolidated Financial Statements (Unaudited)                7

ITEM 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         9


ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk       16


PART II - OTHER INFORMATION

ITEM 2 - Changes in Securities and Use of Proceeds                        16

ITEM 6 - Exhibits and Reports on Form 8-K                                 17


Signature                                                                 18

Exhibit Index                                                             19

PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

GLOBAL IMAGING SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                               June 30,           March 31,
                                                                                 1999               1999
                                                                             ------------       ------------
ASSETS                                                                        (Unaudited)
Current assets:
 Cash and cash equivalents                                                       $ 11,510           $  5,175
 Accounts receivable, net of allowance for doubtful accounts ($1,604
 and $1,353 at June 30, 1999 and March 31, 1999, respectively)                     56,871             45,700
 Inventories                                                                       38,469             36,793
 Deferred income taxes                                                              3,084              2,591
 Prepaid expenses and other current assets                                          2,721              1,940
                                                                             ------------       ------------
   Total current assets                                                           112,655             92,199
Rental equipment, net                                                               8,806              4,377
Property and equipment, net                                                         7,604              6,409
Other assets                                                                        1,608                782
Related party notes receivable                                                         47                 47
Intangible assets, net:
 Goodwill                                                                         241,227            201,307
 Noncompete agreements                                                              1,991              1,207
 Financing fees                                                                     5,413              4,091
                                                                             -------------      ------------
   Total assets                                                                  $379,351           $310,419
                                                                             ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                                $ 22,816           $ 16,718
 Accrued liabilities                                                                7,088              6,709
 Accrued compensation and benefits                                                  6,618              5,221
 Accrued interest                                                                   3,559                874
 Current maturities of long-term debt                                               3,369                176
 Deferred revenue                                                                  19,194             16,196
 Income taxes payable                                                               1,510              1,383
                                                                             ------------       ------------
   Total current liabilities                                                       64,154             47,277
Deferred income taxes                                                                 424                142
Long-term debt, less current maturities                                           211,840            168,101
                                                                             ------------       ------------
   Total liabilities                                                              276,418            215,520
Stockholders' equity:
 Preferred stock, $.01 par value:
  10,000,000 shares authorized:  No shares issued.                                      -                  -
 Common stock, $.01 par value:
  50,000,000 shares authorized:  19,016,140 and 18,727,436 shares issued; and 19,014,545 and 18,725,841 shares outstanding at
  June 30, 1999 and March 31, 1999, respectively                                      190                187
 Common stock held in treasury, at cost                                               (35)               (35)
 Additional paid-in capital                                                        88,414             83,817
 Retained earnings                                                                 14,364             10,930
                                                                             ------------       ------------
   Total stockholders' equity                                                     102,933             94,899
                                                                             ------------       ------------
   Total liabilities and stockholders' equity                                    $379,351           $310,419
                                                                             ============       ============

                            See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                   Three Months Ended
                                                                                         June 30,
                                                                                  1999            1998
                                                                               -----------    -----------
Revenues:
 Equipment and supplies sales                                                     $ 75,532        $43,334
 Service and rentals                                                                24,992         14,868
                                                                               -----------    -----------
   Total revenues                                                                  100,524         58,202
Costs and operating expenses:
 Cost of equipment and supplies sales                                               51,572         30,771
 Service and rental costs                                                           12,274          7,006
 Selling, general and administrative expenses                                       23,403         13,405
 Intangible asset amortization                                                       1,744            901
                                                                               -----------    -----------
   Total costs and operating expenses                                               88,993         52,083
                                                                               -----------    -----------
Income from operations                                                              11,531          6,119
Interest expense                                                                     4,243          2,230
                                                                               -----------    -----------
Income before income taxes and extraordinary item                                    7,288          3,889
Income taxes                                                                         3,200          1,801
                                                                               -----------    -----------
Income before extraordinary item                                                     4,088          2,088
Extraordinary charge for early retirement of debt, net of tax benefit
 of $436 and $467 for 1999 and 1998, respectively                                     (654)          (684)
                                                                               -----------    -----------
Net income                                                                           3,434          1,404
Yield adjustment on Class A common stock and accretions                                  -           (901)
                                                                               -----------    -----------
Net income available to common stockholders                                       $  3,434        $   503
                                                                               ===========    ===========
Basic earnings per share:
Income before extraordinary item, including yield
 adjustment and accretions                                                        $   0.22        $  0.10
Extraordinary charge for early retirement of debt, net of tax benefit
 of $436 and $467 for 1999 and 1998, respectively                                    (0.04)         (0.06)
                                                                               -----------    -----------
Net income per share                                                              $   0.18        $  0.04
                                                                               ===========    ===========
Diluted earnings per share:
Income before extraordinary item, including yield
 adjustment and accretions                                                        $   0.22        $  0.09
Extraordinary charge for early retirement of debt, net of tax benefit
 of $436 and $467 for 1999 and 1998, respectively                                    (0.04)         (0.05)
                                                                               -----------    -----------
Net income per share                                                              $   0.18        $  0.04
                                                                               ===========    ===========
Weighted average number of shares outstanding:
 Basic                                                                              18,745         11,527
 Diluted                                                                            18,911         12,511


                            See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(IN THOUSANDS)

                                                                                 Three Months Ended
                                                                                      June 30,
                                                                                1999             1998
                                                                             ----------       ----------
Operating activities:
Net income                                                                     $  3,434         $  1,404
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation                                                                    1,603            1,065
  Amortization                                                                    1,917            1,021
  Extraordinary charge for early retirement of debt                                 654              684
  Deferred income taxes                                                             234               34
Changes in operating assets and liabilities, net of amounts acquired in purchase business combinations:
  Accounts receivable                                                            (4,260)          (5,164)
  Inventories                                                                     2,439           (1,412)
  Prepaid expenses and other current assets                                        (741)            (337)
  Other assets                                                                      326            2,594
  Accounts payable                                                                1,048            2,302
  Accrued liabilities, compensation and benefits                                  1,477              (72)
  Deferred revenue                                                                  300              709
  Income taxes payable                                                            1,074            1,203
                                                                             ----------       ----------
Net cash provided by operating activities                                         9,505            4,031
Investing activities:
Purchase of property, equipment and rental equipment                             (1,493)          (1,416)
Payment for purchase of businesses, net of cash acquired                        (46,024)            (254)
                                                                             ----------       ----------
Net cash used in investing activities                                           (47,517)          (1,670)
Financing activities:
Borrowings under line of credit                                                 115,000                -
Payments under line of credit                                                   (68,000)         (31,500)
Reduction of other debt                                                             (68)             (58)
Financing fees                                                                   (2,585)            (262)
Cost of initial public offering                                                       -             (912)
Common stock repurchased and retired                                                  -          (35,411)
Common stock issued for cash                                                          -           64,401
                                                                             ----------       ----------
Net cash provided by (used in) financing activities                              44,347           (3,742)
                                                                             ----------       ----------
Net increase (decrease) in cash and cash equivalents                              6,335           (1,381)
Cash and cash equivalents, beginning of period                                    5,175            4,496
                                                                             ----------       ----------
Cash and cash equivalents, end of period                                       $ 11,510         $  3,115
                                                                             ==========       ==========

                            See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
(IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)

                                                    Common Stock                          Additional
                                           ----------------------------
                                                                             Treasury      Paid-in       Retained
                                             Shares         Par Value         Stock        Capital       Earnings     Total
                                           ----------     -------------   -------------  ------------  -----------  ---------
Balances at March 31, 1999                  18,725,841           $187           $(35)        $83,817       $10,930    $ 94,899

Common stock issued in
 conjunction with acquisitions                 288,704              3                          4,597                     4,600
Net income                                                                                                   3,434       3,434
                                            ----------     ----------     ----------      ----------    ----------  ----------
Balances at June 30, 1999                   19,014,545           $190           $(35)        $88,414       $14,364    $102,933
                                            ==========     ==========     ==========      ==========    ==========  ==========

                            See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 1.  BASIS OF PRESENTATION

     The accompanying consolidated balance sheet as of June 30, 1999, consolidated statements of operations for the three months ended June 30, 1999 and 1998, the consolidated statements of cash flows for the three months ended June 30, 1999 and 1998, and the consolidated statement of stockholders' equity for the three months ended June 30, 1999 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Global Imaging Systems, Inc. (together with its subsidiaries, "Global" or the "Company") Annual Report for the year ended March 31, 1999. Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2.  EARNINGS PER SHARE

     Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise of stock options or the conversion of securities into stock.

     The following table reconciles the numerators and denominators of the basic and diluted EPS computations:

                                                                                   For Three Months Ended
                                                                                June 30,            June 30,
                                                                                  1999                1998
                                                                           ----------------    ----------------
Numerator:
 Income before extraordinary item                                                  $ 4,088              $ 2,088
 Extraordinary charge for early retirement of debt, net of tax benefit                (654)                (684)
                                                                           ---------------     ----------------
 Net income                                                                          3,434                1,404
 Yield adjustment on Class A common stock and accretions                                 -                 (901)
                                                                           ---------------     ----------------
 Numerator for basic and diluted earnings per share -
  income available to common stockholders                                          $ 3,434              $   503
                                                                           ===============     ================
Denominator:
 Denominator for basic earnings per share                                           18,745               11,527
 Effect of dilutive securities:
  Contingent stock-redemption of A shares in June 1998                                   -                  980
  Employee stock options                                                               166                    4
                                                                           ---------------     ----------------
 Dilutive potential common shares                                                      166                  984
                                                                           ---------------     ----------------
 Denominator for diluted earnings per share-adjusted weighted
  average shares and assumed conversions                                            18,911               12,511
                                                                           ===============     ================

NOTE 3.  ACQUISITIONS

     During the three months ended June 30, 1999 the Company acquired one business that provides office-imaging solutions and network integration services. Aggregate consideration for this acquisition was approximately $55 million, including $50 million in cash, plus 288,704 shares of the Company's stock and acquisition related expenses of $162. Liabilities totaling approximately $9.9 million were assumed by the Company in connection with this acquisition. Goodwill of approximately $42.2 million was recorded related to this acquisition. The acquisition was accounted for by the purchase method of accounting and accordingly is included in the results of operations from the date of acquisition.

   Under the terms of its acquisition agreement, the Company is committed to make contingent payments (the Earn-out) of up to $15 million in cash and up to $5 million in stock to the former owners of the acquired company on or before May 31, 2004. These contingent payments are based on the future profitability, specifically earnings before interest and taxes, of the acquired company.

   The unaudited pro forma results presented below include the effects of the Company's acquisitions as if they had been consummated as of April 1, 1998. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated at the beginning of the year prior to acquisition.

                                                 Unaudited Pro forma
                                              Three Months ended June 30,
                                            ------------------------------
                                                    1999           1998
                                            ------------------------------
 Revenues................................        $111,079       $103,477
   Net income before extraordinary item..           3,045          3,281
   Less extraordinary item...............            (654)          (684)
                                                 --------       --------
   Net income............................        $  2,391       $  2,597
                                                 ========       ========
 Basic earnings per share:
   Income before extraordinary item,
    including yield adjustment and
    accretions...........................        $   0.16       $   0.13
   Net income per share..................        $   0.13       $   0.09

 Diluted earnings per share:
   Income before extraordinary item,
    including yield adjustment and
    accretions...........................        $   0.16       $   0.12
   Net income per share..................        $   0.12       $   0.09

NOTE 4.  RETIREMENT OF DEBT

   In June 1999, the Company retired the balance of $62 million of long-term debt outstanding under the previous First Union loan with proceeds from a replacement credit agreement. The new credit agreement is with a syndicate of banks and financial institutions with First Union as Administrative Agent (the "Credit Agreement"). Recognition of deferred financing costs of $1.1 million related to the debt repayment resulted in an extraordinary charge of $654 ($.04 per share), net of related income tax benefit of $436. The company's new Credit Agreement consists of a $25 million five-year senior term loan, a $75 million seven-year senior term loan and a $150 million five-year revolving line of credit. The new revolving credit line of the senior credit facility and the $25 million senior term loan bear interest at rates ranging from 2.00% to 3.00% over LIBOR or from .75% to 1.75% over a base rate related to prime rate, and will vary according to Global's ratio of its total funded debt to earnings before interest, taxes, depreciation and amortization. The $75 million senior term loan bears interest at a rate of 3.25% over LIBOR or 2.00% over a base rate related to prime rate. Amounts borrowed under the revolving credit line of the new senior credit facility may be repaid and borrowed over the life of the senior credit facility, with a final maturity date of June 23, 2004. Under the Credit Agreement, the Company has pledged substantially all of its assets, including the capital stock of the Company's subsidiaries, to the lenders. Amounts borrowed under the Credit Agreement may be used to fund working capital and general corporate purposes, including acquisitions.

NOTE 5.  STOCK OPTION PLAN

   The Board of Directors adopted a stock option plan, effective upon the closing of the initial public offering in June 1998. Under the terms of the stock option plan 1,820,000 shares of the company's common stock may be sold pursuant to stock options or granted or sold as restricted stock to directors, officers, employees, and consultants to the Company. Under the stock option plan as of June 30, 1999, 1,369,400 options to purchase Company common stock were outstanding. During the three months ended June 30, 1999, options to purchase an aggregate of 15,000, 750,000 and 100,000 shares were granted at exercise prices of $13.125, $15.25 and $18.125, respectively. In addition to options outstanding under the plan, 10,000 shares of Global's common stock are issuable upon the exercise of an option granted outside the plan. This option is exercisable at a price of $12.00 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

   The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes included elsewhere in this 10-Q and the annual report for the year ended March 31, 1999. Much of the discussion in this section involves forward-looking information. Global's actual results may differ significantly from the results suggested by these forward-looking statements.

Overview

   Global was founded in June 1994 with the goal of becoming a leading consolidator in the highly fragmented office imaging solutions industry. Global is a rapidly growing provider of a number of office imaging solutions. This includes the sale and service of automated office equipment such as copiers, facsimile machines, printers and duplicators, network integration services, electronic presentation equipment and document imaging management ("DIM") systems. From its founding through June 30, 1999, Global has acquired thirteen core companies in the United States, and 20 additional satellite companies that have been integrated into the core companies. The first acquisition was completed in August 1994. Management believes the acquired businesses and other businesses that Global plans to acquire will benefit from various Global programs and operating strategies. These benefits include increased operating efficiencies, the support of experienced and professional senior management, expansion of the types of office imaging products and services offered, increased access to capital, and increased emphasis on financial management.

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

   Gross profit as a percentage of revenues varies from period to period depending on a number of variables. Those variables include the mix of revenues from equipment, supplies, service and rentals; the mix of revenues among the markets served by Global; and the mix of revenues of the businesses acquired.
As Global acquires businesses, the percentage of its revenues from sales of equipment and supplies, as opposed to service and rentals, fluctuates depending on whether the businesses acquired are automated office equipment dealers or are network integrators or electronic presentation systems or DIM systems dealers. Automated office equipment dealers typically derive a higher percentage of their revenues from service and rentals, and a lower percentage from sales of equipment and supplies, than do network integrators, electronic presentation or DIM systems dealers. Generally, sales of equipment and supplies have lower gross profit margins than sales of service and rentals. In addition, equipment sales in the automated office equipment market generally have higher gross profit margins than equipment sales in the network integration, electronic presentation systems or DIM systems markets, as these markets are growing faster than the automated office equipment market. Therefore, over time a larger percentage of Global's revenues and gross profits may be derived from sales that have lower gross profit margins than Global's current gross profit margins.

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

                                                         Three Months Ended
                                               --------------------------------------
                                                    June 30,             June 30,
                                                      1999                 1998
                                               ----------------      ----------------
Revenues:
  Equipment and supply sales.............             75.1%                 74.5%
  Service and rentals....................             24.9                  25.5
                                                     -----                 -----
Total revenues...........................            100.0                 100.0
Costs and operating expenses:
  Cost of equipment and supplies
   sales.................................             51.3                  52.9
  Service and rental costs...............             12.2                  12.0
  Selling, general, and
   administrative expenses...............             23.3                  23.1
  Intangible asset amortization..........              1.7                   1.5
                                                     -----                 -----
Total costs and operating expenses.......             88.5                  89.5
                                                     -----                 -----
Income from operations...................             11.5                  10.5
Interest expense.........................              4.2                   3.8
                                                     -----                 -----
Income before income taxes and
  extraordinary item.....................              7.3                   6.7
Income taxes.............................              3.2                   3.1
                                                     -----                 -----
Income before extraordinary item.........              4.1                   3.6
Extraordinary charge for early
 retirement of debt, net of tax benefit..               .7                   1.2
                                                     -----                 -----
Net income...............................              3.4%                  2.4%
                                                     =====                 =====

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

   Revenues

   Total revenues for the three months ended June 30, 1999 increased to $100.5 million, 72.7% higher than total revenues of $58.2 million for the same period in 1998. The majority of revenue growth was due to the acquisition of businesses during 1998 and 1999, with the remainder coming from internal growth.

   Sales of equipment and supplies for the three months ended June 30, 1999 increased to $75.5 million, 74.3% higher than sales of equipment and supplies of $43.3 million for the same period in 1998.

   Service and rental revenues for the three months ending June 30, 1999 increased to $25.0 million, 68.1% higher than service and rental revenues of $14.9 million for the same period in 1998.

   Gross Profit

   Gross profit for the three months ending June 30, 1999 increased to $36.7 million, 79.6% higher than gross profit of $20.4 million for the same period in 1998. When viewed as a percent of total revenue, gross profit was 36.5% for the three months ending June 30, 1999 versus 35.1% for the same period in 1998. The change in total gross profit margins was due to the change in the revenue mix. Office equipment dealers typically receive a higher percentage of total revenues from service and rentals, while network integration, electronic presentation systems and DIM systems dealers derive a higher percentage of total revenues from sales of equipment and supplies. The automated office equipment component of sales of the businesses acquired in 1998 and 1999 had higher equipment and supplies gross margins than Global's existing businesses. Combined service and rental gross profit margins were 50.9% for the three months ended June 30, 1999 and 52.9% for the same period the previous year.

   Selling, General and Administrative Expenses

   Selling, general and administrative expenses for the three months ending June 30, 1999 increased to $23.4 million, 74.6% higher than selling, general and administrative expenses of $13.4 million for the same period in 1998. The increase in expenses was mostly due to the acquisition of businesses in 1998 and 1999. The increase in expenses as a percentage of revenues was the result of the number of automated office equipment companies acquired during the fiscal year ended March 31, 1999.

   Intangible Asset Amortization

   Intangible asset amortization was $1.7 million for the three months ended June 30, 1999. During the same period in 1998, asset amortization was $.9 million. Asset amortization includes the amortization of goodwill and non-compete agreements from acquisitions.

   Income From Operations

   Income from operations for the three months ended June 30, 1999 was $11.5 million, 88.4% higher than $6.1 million from the same period in 1998.

   Interest Expense

   Interest expense for the three months ended June 30, 1999 was $4.2 million, 90.3% higher than $2.2 million from the same period in 1998. The increase was due to higher borrowing rates and a higher borrowing base.

   Income Taxes

   The provision for income taxes for the three months ended June 30, 1999 was $3.2 million, 77.7% higher than $1.8 from the same period in 1998. The increase in income taxes was primarily due to increased pre-tax income resulting from the inclusion of businesses acquired during 1998 and 1999. The effective income tax rate decreased from 46.3% for the three months ending June 30, 1998 to 43.9% for the three months ended June 30, 1999. The effective income tax rate for 1998 and 1999 was higher than the federal statutory rate of 35.0% plus state and local taxes, primarily due to non-deductible goodwill amortization relating to the businesses acquired during those years.

   Extraordinary Charges

   During June 1999 the Company retired $62 million of long-term debt payable under the First Union Credit Agreement due in 2003. Recognition of the deferred financing costs of approximately $1.1 million related to the long-term debt repayment resulted in an extraordinary charge of $654 ($.04 per share), net of the related income tax benefit of $436.

   During June 1998 the Company retired $31.5 million of long-term debt payable to JNL due in 2004. Recognition of the prepayment penalty of $250 and deferred financing costs of $901 related to the long-term debt repayment resulted in an extraordinary charge of $684 ($.06 per share), net of the related income tax benefit of $467.

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

   In June 1999, the Company repaid the balance of $62 million due under the previous First Union loan with proceeds from a replacement credit agreement.
The new credit agreement is with a syndicate of banks and financial institutions with First Union serving as Administrative Agent (the "Credit Agreement"). The Company's new Credit Agreement consists of a $150 million five-year senior secured revolving line of credit, a $25 million five-year senior term loan, and a $75 million seven-year senior term loan. The new revolving credit line of the senior credit facility and the $25 million senior term loan bear interest at rates ranging from 2.00% to 3.00% over LIBOR or from .75% to 1.75% over a base rate related to prime rate, and will vary according to Global's ratio of its total funded debt to earnings before interest, taxes, depreciation and amortization. The $75 million senior term loan bears interest at a rate of 3.25% over LIBOR or 2.00% over a base rate related to prime rate. The senior credit facilities provide for an unused commitment fee payable to the lenders and certain other fees payable by Global and its Material Subsidiaries (the "borrowers"). Amounts borrowed under the revolving credit line of the new senior credit facility may be repaid and borrowed over the life of the senior credit facility, with a final maturity date of June 23, 2004. The terms of the senior credit facility require strict compliance with numerous affirmative, negative and financial covenants. Amounts borrowed under the revolving line of credit may be used to fund working capital and general corporate purposes, including acquisitions, subject to the lenders approval in the case of acquisitions with a cash purchase price of over $25 million or an aggregate purchase price (cash, stock or other consideration) of over $50 million.

   Under the terms of three of its acquisition agreements, Global may be required to make payments of up to $18.6 million in cash and up to $5 million in stock over the next five years to certain former owners of the businesses it has acquired based on the profitability of those businesses during such time period.

   For the three months ended June 30, 1999 the net cash provided by operations was $9.5 million and for the three months ended June 30, 1998 the net cash provided by operations was $4.0 million. For the three months ended June 30, 1999 and for the three months ended June 30, 1998 Global's net cash used in investing activities was $47.5 million and $1.7 million, respectively, primarily for the purchase of businesses. For the three months ended June 30, 1999 and the three months ended June 30, 1998, Global's net cash provided by (used in) financing activities was $44.3 million and ($3.7) million, respectively. Net cash provided by financing activities consists of equity capital provided by the initial public offering in 1998 and its acquired businesses, and net borrowings.

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

   In 1998, Global began formulating a plan to address the risks associated with the "year 2000 issue," which relates to the possible inability of computer systems and equipment to function properly as a result of their inability to recognize or process dates occurring after 1999. Global's year 2000 plan addresses the following areas: (1) information technology systems, or IT systems, used in Global's internal operations, including accounting, data processing and telephone systems; (2) non-IT systems used in Global's internal operations, including alarm systems and fax machines; (3) the state and impact of year 2000 readiness of products sold by Global (which Global primarily purchases from third party vendors); and certain operational systems of Global's
critical suppliers and customers that may affect Global.   As discussed below,
Global's year 2000 plan involves identifying and assessing the potential year 2000 risks faced by Global, remediating any year 2000 noncompliance identified by Global's assessment; testing the year 2000 readiness of Global's systems; and planning for year 2000 contingencies.

   State of Year 2000 Readiness

   Global is reviewing its overall exposure to year 2000 risks. Global's plan is to address the impact of the year 2000 issue on Global's IT and non-IT systems involves (1) making an inventory of potentially date sensitive devices and software, (2) assessing the systems affected by these devices and software,
(3) remediating or replacing these systems as necessary and (4) testing its systems to confirm year 2000 readiness. Both IT and non-IT systems contain embedded technology, which complicates Global's year 2000 assessment and remediation efforts.

   Global estimates that it has completed approximately 80% (in terms of time spent) of the inventory and assessment phases of this process for its existing companies. Global expects to complete these phases for its existing companies by September 1999. Due to Global's acquisition activity, Global expects to be continually modifying its year 2000 remediation efforts to address the year 2000 readiness of businesses Global may acquire throughout the coming year and beyond January 1, 2000. Although Global has a preliminary indication of the scale of affected systems and software in its existing companies, future acquisitions could present additional year 2000 problems. Global began remediating its systems in November 1998 and expects to complete this phase by October 1999. Global began the testing phase of its year 2000 plan in January 1999 and expects to complete testing of existing systems by November 1999. The expected timing of these phases is based on management's best estimates, which were derived using numerous assumptions regarding future events, including the results of Global's year 2000 assessment, the continued availability of certain resources and the implementation and success of third party remediation plans. There can be no assurance that these estimates will prove to be accurate, and actual results could differ materially as a result of many factors, including Global's ability to identify, assess, remediate and test all relevant systems and technology embedded in those systems.

   To the extent that Global has completed its year 2000 assessment of its IT systems, Global's assessment has not revealed substantial year 2000 noncompliance. Specifically, for most of Global's functions, Global utilizes Optimizing Management Decisions ("OMD") software. The OMD Corporation has released its year 2000 compliant software and Global began testing it in April 1999. Global uses nationally known software providers for both its general accounting and industry-specific systems and has been assured by the manufacturers or vendors of such products that these applications are year 2000 compliant. Global's assessment of its non-IT systems is still at a preliminary stage.

   The risk to Global's business, results of operations or financial condition that third parties and their products will not be year 2000 ready is difficult to quantify, but could potentially be significant. Global has analyzed its existing product lines and identified potential year 2000 issues with the products Global sells (which are, for the most part, manufactured by third parties), as well as risks associated with year 2000 unreadiness of its critical suppliers and customers. Global is not aware of any potentially major disruptions in connection with the equipment and services currently or previously sold. Global has sent questionnaires to its critical suppliers and customers to determine their year 2000 readiness, and has reviewed the responses received to date. Global has assessed the impact of the year 2000 readiness of Global's suppliers and customers and does not believe their year 2000 problems (if any) will be material to the operations of Global.

   Global derives a majority of its revenues from the sale of equipment and from service and supply contracts for such equipment. Accordingly, Global's success depends on its access to reliable sources of equipment, parts and supplies at competitive prices. If year 2000 issues impair the ability of Global's suppliers to provide products timely and at competitive prices, Global's business, results of operations and financial condition could be materially and adversely affected. Global does not rely upon any one customer for the majority of its sales, or one product vendor for the bulk of its purchases. No individual supplier represents more than 14% of equipment purchases and Global's top ten customers combined represent less than 8% of Global's total sales for the twelve month period ended March 31, 1999, giving effect to Global's acquisitions during the period as if they had occurred on April 1, 1998. Global believes that its large customer base will minimize the effect on Global of any year 2000 business disruption experienced by any of its customers.

Costs to Address Year 2000 Issue

   Global has not incurred material historical costs associated with year 2000 remediation. Global operates most of its systems on third party software that it believes or has been informed is already year 2000 compliant. Global estimates its costs of remediation will be approximately $500,000 (not including costs to remediate systems of businesses that may be acquired in the future) and does not expect these costs to be material in any year to Global's consolidated financial condition, results of operations or cash flows. All modification costs relating to the year 2000 issue are expensed as incurred and are expected to be paid for out of internally generated funds.

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

Billing: Global is dependent upon computerized billing systems. A breakdown in IT billing systems could result in delayed or missed customer payments. By the end of September 1999, Global expects to have completed the inventory and assessment of all potentially affected IT systems. Based upon the level of impairment, duplicate manual billing systems will be set in place to facilitate uninterrupted service where Global anticipates a possible problem.

Service: Global utilizes a combination of manual and computerized service dispatch systems. A disruption in Global's computerized dispatch system could result in delayed customer service. By the end of September 1999, Global will have completed the inventory and assessment of all potentially affected existing IT systems. Based upon the level of impairments, duplicate dispatch systems will be set in place to facilitate uninterrupted service with regard to the uncertain systems.

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

Accounting Information Systems: The majority of Global's accounting information systems are computerized and susceptible to Year 2000 problems. Failure to convert all affected systems could result in delayed or lost financial data. Global has evaluated these systems and expects to make remediations to affected systems by the second fiscal quarter of 1999.

Liability or Litigation Relating to Year 2000 Issues

   In addition to the risk of failure of a function critical to Global's operations, Global faces risks that are difficult to quantify relating to potential liability resulting from the year 2000 issue. The breadth of different products and services offered by Global and the uncertainty relating to the meaning of the term "year 2000 compliant" could result in Global facing claims arising from the effect of the year 2000 issue on the products it sells and services. The year 2000 readiness of the products Global sells depends on the implementation and success of efforts by the suppliers from whom Global purchases these products in making them year 2000 compliant. Global cannot currently estimate the risks it faces from such potential liability or litigation.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   The Company is exposed to changes in interest rates, primarily from the senior credit agreement with First Union. Interest rate cap agreements are used to reduce certain exposures to interest rate fluctuations. The Company also has long-term debt that bears a fixed rate. There is a risk that market rates will decline and the required payments will exceed those based on current market rates on the long-term debt.

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

   (c) On June 24, 1999, the Company issued 288,704 shares of Common Stock to the stockholders of Lewan and Associates, Inc. ("Lewan") as payment for nine percent of the outstanding stock of Lewan. The offer and sale of the Company's Common Stock was made to accredited investors and was exempt from registration under the Securities Act of 1933 as amended pursuant to Rule 506 thereunder.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


       (a)    Exhibits

     Number  Exhibit
     ------  -------
        3.1  Amended and Restated Certificate of Incorporation (1)

        3.2  Amended and Restated Bylaws (1)

        4.1  Specimen Common Stock Certificate (1)

        4.2 Indenture dated as of March 8, 1999 between Global, the subsidiary guarantors and United States Trust Company of New York, as Trustee, relating to the 10 3/4% Senior Subordinated Notes Due 2007. (2)

        4.3 Schedule of Supplemental Indentures adding additional subsidiary guarantors. (Form of Supplemental Indenture is included in Indenture filed as Exhibit 4.2.) (3)

        4.4 Credit Agreement, dated as of June 23, 1999, by and among the Company and certain of its subsidiaries, as Borrowers, the Lenders referred to therein, First Union National Bank, as Administrative Agent, Key Corporate Capital Inc., as Syndication Agent, and ScotiaBanc, Inc., as Documentation Agent. (3)

       10.1 Stock Purchase Agreement, dated as of June 24, 1999, by and among Global as Buyer, Lewan and Associates, Inc., and the shareholders thereof, as Sellers. (4)

       11.1  Statement of Computation of Per Share Earnings (5)

       27.1  Financial Data Schedule

___________________________

(1) Incorporated by reference to the Company's Registration Statement on Form S-1, No. 333-48103, which was declared effective by the Securities and Exchange Commission on June 17, 1998.

(2) Incorporated by reference to the Company's Registration Statement on Form S-4, No. 333-78093, as filed on May 7, 1999.

(3) Incorporated by reference to the Company's Registration Statement on Form S-4, No. 333-78093, as filed on July 27, 1999.

(4) Incorporated by reference to the Company's Current Report on Form 8-K as filed with the SEC on July 6, 1999.

(5)  See Note 2 to the Notes to Consolidated Financial Statements.


     (b)  Reports on Form 8-K.

     The Company did not file any Current Reports on Form 8-K during the three months ended June 30, 1999.

                                   SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Global Imaging Systems, Inc.
                                 -----------------------------------------------
                                                    (Registrant)


      August 13, 1999                         /s/ Raymond Schilling
----------------------------     -----------------------------------------------
            Date                                Raymond Schilling
                                    Chief Financial Officer, Secretary, and
                                     Treasurer (Duly Authorized Officer and
                                   Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------

                   (Pursuant to item 601 of Regulation S-K)

Number  Exhibit
------  -------

   3.1  Amended and Restated Certificate of Incorporation (1)

   3.2  Amended and Restated Bylaws (1)

   4.1  Specimen Common Stock Certificate (1)

   4.2 Indenture dated as of March 8, 1999 between Global, the subsidiary guarantors and United States Trust Company of New York, as Trustee, relating to the 10 3/4% Senior Subordinated Notes Due 2007. (2)

   4.3 Schedule of Supplemental Indentures adding additional subsidiary guarantors. (Form of Supplemental Indenture is included in Indenture filed as Exhibit 4.2.) (3)

   4.4 Credit Agreement, dated as of June 23, 1999, by and among the Company and certain of its subsidiaries, as Borrowers, the Lenders referred to therein, First Union National Bank, as Administrative Agent, Key Corporate Capital Inc., as Syndication Agent, and ScotiaBanc, Inc., as Documentation Agent. (3)

  10.1 Stock Purchase Agreement, dated as of June 24, 1999, by and among Global as Buyer, Lewan and Associates, Inc., and the shareholders thereof, as Sellers. (4)

  11.1  Statement of Computation of Per Share Earnings (5)

  27.1  Financial Data Schedule

______________________

(1) Incorporated by reference to the Company's Registration Statement on Form S-1, No. 333-48103, which was declared effective by the Securities and Exchange Commission on June 17, 1998.
(2) Incorporated by reference to the Company's Registration Statement on Form S-4, No. 333-78093, as filed on May 7, 1999.
(3) Incorporated by reference to the Company's Registration Statement on Form S-4, No. 333-78093, as filed on July 27, 1999.
(4) Incorporated by reference to the Company's Current Report on Form 8-K as filed with the SEC on July 6, 1999.
(5)  See Note 2 to the Notes to Consolidated Financial Statements.