Form 10-Q
period 1999-09-30
GLOBAL IMAGING SYSTEMS INC
filed 1999-11-12
CIK 1050167

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
 (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                      or

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM __________________ TO ____________________

      Commission File Number:  000-24373


                         GLOBAL IMAGING SYSTEMS, INC.
--------------------------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

 DELAWARE                                      59-3247752
--------------------------------------------  ----------------------------------
 (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER IDENTIFICATION
 INCORPORATION OR ORGANIZATION)                 NO.)


 3820 Northdale Boulevard, Suite 200A          33624
 Tampa, Florida
--------------------------------------------  ----------------------------------
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)      (ZIP CODE)

 REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  813-960-5508



________________________________________________________________________________
         (FORMER NAME OR FORMER ADDRESS, IF CHANGED SINCE LAST REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [ ]

The registrant had 19,136,613 Shares of Common Stock, $.01 par value, outstanding as of November 12, 1999.

                                     INDEX

                                                                           Page
                                                                           ----

PART I - FINANCIAL INFORMATION

ITEM 1 - Consolidated Financial Statements

   Consolidated Balance Sheets as of September 30, 1999 (Unaudited)
   and March 31, 1999                                                         3

   Consolidated Statements of Operations for the three and six
   months ended September 30, 1999 and 1998 (Unaudited)                       4

   Consolidated Statements of Cash Flows for the six months ended
   September 30, 1999 and 1998 (Unaudited)                                    6

   Consolidated Statement of Stockholders' Equity for the six
   months ended September 30, 1999 (Unaudited)                                7

   Notes to Consolidated Financial Statements (Unaudited)                     8

ITEM 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           11


ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk          20


PART II - OTHER INFORMATION

ITEM 2 - Changes in Securities and Use of Proceeds                           20

ITEM 4 - Submission of Matters to a Vote of Security Holders                 20

ITEM 6 - Exhibits and Reports on Form 8-K                                    21


SIGNATURE                                                                    22

EXHIBIT INDEX                                                                23

PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

GLOBAL IMAGING SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                  September 30,          March 31,
                                                                                      1999                 1999
                                                                                ----------------      ----------------
ASSETS                                                                             (Unaudited)
Current assets:
 Cash and cash equivalents                                                      $          1,606      $          5,175
 Accounts receivable, net of allowance for doubtful accounts ($1,695
 and $1,353 at September 30, 1999 and March 31, 1999, respectively)                       63,021                45,700
 Inventories                                                                              44,142                36,793
 Deferred income taxes                                                                     3,167                 2,591
 Prepaid expenses and other current assets                                                 2,544                 1,940
 Income taxes receivable                                                                     523                     -
                                                                                ----------------      ----------------
   Total current assets                                                                  115,003                92,199
Rental equipment, net                                                                      9,057                 4,377
Property and equipment, net                                                                7,114                 6,409
Other assets                                                                               1,587                   829
Intangible assets, net:
 Goodwill                                                                                241,022               201,307
 Noncompete agreements                                                                     1,763                 1,207
 Financing fees                                                                            5,466                 4,091
                                                                                ----------------      ----------------
   Total assets                                                                 $        381,012      $        310,419
                                                                                ================      ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                               $         21,231      $         16,718
 Accrued liabilities                                                                       6,221                 6,709
 Accrued compensation and benefits                                                         7,381                 5,221
 Accrued interest                                                                          1,351                   874
 Current maturities of long-term debt                                                      3,666                   176
 Deferred revenue                                                                         18,313                16,196
 Income taxes payable                                                                          -                 1,383
                                                                                ----------------      ----------------
   Total current liabilities                                                              58,163                47,277
Deferred income taxes                                                                        251                   142
Long-term debt, less current maturities                                                  214,715               168,101
                                                                                ----------------      ----------------
   Total liabilities                                                                     273,129               215,520
Stockholders' equity:
 Preferred stock, $.01 par value:
  10,000,000 shares authorized: No shares issued.                                              -                     -
 Common stock, $.01 par value:
  50,000,000 shares authorized: 19,025,266 and 18,727,436 shares issued; and 19,023,671 and 18,725,841 shares outstanding at
  September 30, 1999 and March 31, 1999, respectively                                        190                   187
 Common stock held in treasury, at cost                                                      (35)                  (35)
 Additional paid-in capital                                                               88,575                83,817
 Retained earnings                                                                        19,153                10,930
                                                                                ----------------      ----------------
   Total stockholders' equity                                                            107,883                94,899
                                                                                ----------------      ----------------
   Total liabilities and stockholders' equity                                   $        381,012      $        310,419
                                                                                ================      ================

                            See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                           Three Months Ended
                                                                                              September 30,
                                                                                           1999          1998
                                                                                         --------      --------
Revenues:
 Equipment and supplies sales                                                            $ 91,281      $ 51,998
 Service and rentals                                                                       29,742        15,048
                                                                                         --------      --------
   Total revenues                                                                         121,023        67,046
Costs and operating expenses:
 Cost of equipment and supplies sales                                                      63,509        37,922
 Service and rental costs                                                                  14,446         7,549
 Selling, general and administrative expenses                                              26,982        14,044
 Intangible asset amortization                                                              1,980           943
                                                                                         --------      --------
   Total costs and operating expenses                                                     106,917        60,458
                                                                                         --------      --------
Income from operations                                                                     14,106         6,588
Interest expense                                                                            5,517         1,456
                                                                                         --------      --------
Income before income taxes and extraordinary item                                           8,589         5,132
Income taxes                                                                                3,800         2,295
                                                                                         --------      --------
Income before extraordinary item                                                            4,789         2,837
Extraordinary charge for early retirement of debt, net of tax
 benefit of $774                                                                                -        (1,133)
                                                                                         --------      --------
Net income                                                                               $  4,789      $  1,704
                                                                                         ========      ========

Basic earnings per share:
Income before extraordinary item                                                         $   0.25      $   0.16
Extraordinary charge for early retirement of debt, net of tax
 benefit of $774                                                                                -         (0.06)
                                                                                         --------      --------
Net income per share                                                                     $   0.25      $   0.10
                                                                                         ========      ========

Diluted earnings per share:
Income before extraordinary item                                                         $   0.25      $   0.16
Extraordinary charge for early retirement of debt, net of tax
 benefit of $774                                                                                -         (0.06)
                                                                                         --------      --------
Net income per share                                                                     $   0.25      $   0.10
                                                                                         ========      ========
Weighted average number of shares outstanding:
 Basic                                                                                     19,022        17,642
 Diluted                                                                                   19,329        17,700

                            See accompanying notes

GLOBAL IMAGING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                             Six Months Ended
                                                                                              September 30,
                                                                                           1999            1998
                                                                                        --------        --------
Revenues:
 Equipment and supplies sales                                                           $166,813        $ 95,448
 Service and rentals                                                                      54,734          29,916
                                                                                        --------        --------
   Total revenues                                                                        221,547         125,364
Costs and operating expenses:
 Cost of equipment and supplies sales                                                    115,081          68,809
 Service and rental costs                                                                 26,720          14,555
 Selling, general and administrative expenses                                             50,385          27,449
 Intangible asset amortization                                                             3,724           1,844
                                                                                        --------        --------
   Total costs and operating expenses                                                    195,910         112,657
                                                                                        --------        --------
Income from operations                                                                    25,637          12,707
Interest expense                                                                           9,760           3,686
                                                                                        --------        --------
Income before income taxes and extraordinary item                                         15,877           9,021
Income taxes                                                                               7,000           4,096
                                                                                        --------        --------
Income before extraordinary item                                                           8,877           4,925
Extraordinary charge for early retirement of debt, net of tax benefit of
 $436 and $1,241 for 1999 and 1998, respectively                                            (654)         (1,817)
                                                                                        --------        --------
Net income                                                                                 8,223           3,108
Yield adjustment on Class A common stock and accretions                                        -            (901)
                                                                                        --------        --------
Net income available to common stockholders                                             $  8,223        $  2,207
                                                                                        ========        ========

Basic earnings per share:
Income before extraordinary item, including yield adjustment and accretions             $   0.47        $   0.28
Extraordinary charge for early retirement of debt, net of tax benefit of
 $436 and $1,241 for 1999 and 1998, respectively                                           (0.03)          (0.13)
                                                                                        --------        --------
Net income per share                                                                    $   0.44        $   0.15
                                                                                        ========        ========

Diluted earnings per share:
Income before extraordinary item, including yield adjustment and accretions             $   0.46        $   0.27
Extraordinary charge for early retirement of debt, net of tax benefit of
 $436 and $1,241 for 1999 and 1998, respectively                                           (0.03)          (0.12)
                                                                                        --------        --------
Net income per share                                                                    $   0.43        $   0.15
                                                                                        ========        ========
Weighted average number of shares outstanding:
 Basic                                                                                    18,884          14,601
 Diluted                                                                                  19,121          15,122

                            See accompanying notes

GLOBAL IMAGING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(IN THOUSANDS)

                                                                                             Six Months Ended
                                                                                               September 30,
                                                                                            1999           1998
                                                                                         --------       --------
Operating activities:
Net income                                                                               $  8,223       $  3,108
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation                                                                             3,790          2,162
   Amortization                                                                             4,114          2,006
   Extraordinary charge for early retirement of debt                                          654          1,817
   Deferred income taxes                                                                     (545)           220
Changes in operating assets and liabilities, net of amounts acquired in purchase business combinations:
   Accounts receivable                                                                     (9,976)        (7,355)
   Inventories                                                                             (2,846)        (2,693)
   Prepaid expenses and other current assets                                                 (558)          (626)
   Other assets                                                                               399           (148)
   Accounts payable                                                                          (951)         3,735
   Accrued liabilities, compensation and benefits                                            (959)            89
   Deferred revenue                                                                          (581)            86
   Income taxes payable                                                                      (569)           948
                                                                                         --------       --------
Net cash provided by operating activities                                                     195          3,349

Investing activities:
Purchase of property, equipment and rental equipment                                       (3,429)        (2,037)
Payment for purchase of businesses, net of cash acquired                                  (47,585)       (20,101)
                                                                                         --------       --------
Net cash used in investing activities                                                     (51,014)       (22,138)

Financing activities:
Borrowings under line of credit                                                           119,000         87,600
Payments under line of credit                                                             (68,813)       (97,252)
Reduction of other debt                                                                       (83)          (114)
Financing fees                                                                             (2,854)          (623)
Cost of initial public offering                                                                 -           (976)
Common stock repurchased and retired                                                            -        (35,339)
Common stock issued for cash                                                                    -         65,832
                                                                                         --------       --------
Net cash provided by financing activities                                                  47,250         19,128
                                                                                         --------       --------
Net increase (decrease) in cash and cash equivalents                                       (3,569)           339
Cash and cash equivalents, beginning of period                                              5,175          4,496
                                                                                         --------       --------
Cash and cash equivalents, end of period                                                 $  1,606       $  4,835
                                                                                         ========       ========

                            See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
(IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)


                                              Common Stock                                 Additional
                                     ------------------------------
                                                                          Treasury          Paid-in           Retained
                                         Shares         Par Value           Stock           Capital           Earnings       Total
                                     -------------      -----------      ----------        -----------       ----------    ---------

Balances at March 31, 1999              18,725,841             $187            $(35)           $83,817          $10,930     $ 94,899

Common stock issued in
 conjunction with acquisitions             297,430                3                              4,753                         4,756
Stock options exercised                        400                -                                  5                             5
Net income                                                                                                        8,223        8,223
                                     -------------      -----------      ----------        -----------       ----------    ---------
Balances at September 30, 1999          19,023,671             $190            $(35)           $88,575          $19,153     $107,883
                                     =============      ===========      ==========        ===========       ==========    =========

                            See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 1.  BASIS OF PRESENTATION

     The accompanying consolidated balance sheet as of September 30, 1999, consolidated statements of operations for the three and six months ended September 30, 1999 and 1998, the consolidated statements of cash flows for the six months ended September 30, 1999 and 1998, and the consolidated statement of stockholders' equity for the six months ended September 30, 1999 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Global Imaging Systems, Inc. (together with its subsidiaries, "Global" or the "Company") Annual Report for the year ended March 31, 1999. Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2.  EARNINGS PER SHARE

     Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise of stock options or the conversion of securities into stock.

     The following table reconciles the numerators and denominators of the basic and diluted EPS computations (shares in thousands):

                                                           For Three Months Ended                       For Six Months Ended
                                                    -----------------------------------        ------------------------------------
                                                     September 30,        September 30,         September 30,         September 30,
                                                         1999                 1998                  1999                  1998
                                                    ---------------       --------------        --------------        -------------
Numerator:
 Income before extraordinary item                           $ 4,789              $ 2,837               $ 8,877             $  4,925
 Extraordinary charge for early retirement  of
  debt, net of tax benefit                                        -               (1,133)                 (654)              (1,817)
                                                    ---------------       --------------        --------------        -------------
 Net income                                                   4,789                1,704                 8,223                3,108
 Yield adjustment on Class A common stock and
  accretions                                                      -                    -                     -                 (901)
                                                    ---------------       --------------        --------------        -------------
 Numerator for basic and diluted earnings per
  share-income available to common stockholders             $ 4,789              $ 1,704               $ 8,223             $  2,207
                                                    ===============       ==============        ==============        =============
Denominator:
 Denominator for basic earnings per share                    19,022               17,642                18,884               14,601
 Effect of dilutive securities:
  Contingent stock-redemption of A
   shares in June 1998                                            -                    -                     -                  490
  Employee stock options                                        307                   58                   237                   31
                                                    ---------------       --------------        --------------        -------------
Dilutive potential common shares                                307                   58                   237                  521
                                                    ---------------       --------------        --------------        -------------
 Denominator for diluted earnings per
  share-adjusted weighted average shares and
  assumed conversions                                        19,329               17,700                19,121               15,122
                                                    ===============       ==============        ==============        =============

                           See accompanying notes.

NOTE 3.  ACQUISITIONS

     During the six months ended September 30, 1999 the Company acquired two businesses that provide office-imaging solutions and network integration services. Aggregate consideration for these acquisitions was approximately $57 million, including $52 million in cash, plus 297,430 shares of the Company's stock and acquisition related expenses of $203. Liabilities totaling approximately $10.5 million were assumed by the Company in connection with these acquisitions. Goodwill of approximately $43.6 million was recorded related to these acquisitions. These acquisitions were accounted for by the purchase method of accounting and accordingly are included in the results of operations from their dates of acquisitions.

     Under the terms of one of its acquisition agreements, the Company is committed to make contingent payments (the Earn-out) of up to $15 million in cash and up to $5 million in stock to the former owners of the acquired company on or before May 31, 2004. These contingent payments are based on the future profitability, specifically earnings before interest and taxes, of the acquired company.

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

                                                                                           Unaudited Pro forma
                                                                                     Six Months ended September 30,
                                                                             ----------------------------------------------
                                                                                     1999                     1998
                                                                             -------------------      ---------------------
Revenues..................................................................   $           233,194      $             214,786
Income before extraordinary item..........................................                 7,725                      6,889
Less extraordinary item...................................................                  (654)                    (1,817)
                                                                             -------------------      ---------------------
Net income................................................................   $             7,071      $               5,072
                                                                             ===================      =====================
Basic earnings per share:
  Income before extraordinary item, including yield adjustment
   and accretions.........................................................   $              0.41      $                0.37
  Net income per share....................................................   $              0.37      $                0.26
Diluted earnings per share:
  Income before extraordinary item, including yield adjustment
   and accretions.........................................................   $              0.40      $                0.36
  Net income per share....................................................   $              0.37      $                0.25


NOTE 4.  RETIREMENT OF DEBT

     In June 1999, the Company retired the balance of $62 million of long-term debt outstanding under the previous First Union loan with proceeds from a replacement credit agreement. The new credit agreement is with a syndicate of banks and financial institutions with First Union as Administrative Agent (the "Credit Agreement"). Recognition of deferred financing costs of $1.1 million related to the debt repayment resulted in an extraordinary charge of $654 ($.03 per share), net of related income tax benefit of $436. The company's new Credit Agreement consists of a $25 million five-year senior term loan, a $75 million seven-year senior term loan and a $150 million five-year revolving line of credit. The new revolving credit line of the senior credit facility and the $25 million senior term loan bear interest at rates ranging from 2.00% to 3.00% over LIBOR or from .75% to 1.75% over a base rate related to prime rate, and will vary according to Global's ratio of its total funded debt to earnings before interest, taxes, depreciation and amortization. The $75 million senior term loan bears interest at a rate of 3.25% over LIBOR or 2.00% over a base rate related to prime rate. Amounts borrowed under the revolving credit line of the new senior credit facility may be repaid and borrowed over the life of the senior credit facility, with a final maturity date of June 23, 2004. Under the Credit Agreement, the Company has pledged substantially all of its assets, including the capital stock of the Company's subsidiaries, to the lenders. Amounts borrowed under the Credit Agreement may be used to fund working capital and general corporate purposes, including acquisitions.

     In September 1999, the Company entered into an interest rate swap agreement on a notional amount of $28 million, under which the Company pays a fixed rate of interest and receives a LIBOR-based floating rate. The interest differential is accrued for in accrued interest and recorded in interest expense. In September 1999, an interest rate cap agreement on a notional amount of $22 million was entered into which caps the interest rate at 9% a base rate. The cap's premium is amortized straight-line as interest expense over the cap's life. The swap and the cap both mature in 2002. The swap and cap are intended to reduce the Company's exposure to the risks of variable interest rates related to the credit agreement.

NOTE 5.  STOCK OPTION PLAN

     The Board of Directors adopted a stock option plan, effective upon the closing of the initial public offering in June 1998. Under the terms of the stock option plan 1,820,000 shares of the Company's common stock may be sold pursuant to stock options or granted or sold as restricted stock to directors, officers, employees, and consultants to the Company. Under the stock option plan as of September 30, 1999, options to purchase 1,364,340 shares of the Company common stock were outstanding. During the six months ended September 30, 1999, options to purchase an aggregate of 867,000 shares were granted with exercise prices ranging from $13.125 to $18.125. In addition to options outstanding under the plan, 10,000 shares of Global's common stock are issuable upon the exercise of an option granted outside the plan. This option is exercisable at a price of $12.00 per share.

NOTE 6.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

     The Company has issued $100 million of 10 3/4% Senior Subordinated Notes, that are fully and unconditionally guaranteed on a joint and several basis by all the Company's existing subsidiaries (the Guarantors), each of which is wholly owned, directly or indirectly, by the Company. The Company is a holding company all of whose operations are conducted by the Guarantors and the Company has no operations or assets separate from its investment in its subsidiaries. The aggregate assets, liabilities, earnings and equity of the Guarantors are substantially equivalent to the aggregate assets, liabilities, earnings and equity of the Company, on a consolidated basis. Therefore, separate financial statements of the Guarantors have not been presented. Separate financial statements and other disclosures concerning the Guarantors and the Company are not presented because management believes that such information would not be material to investors.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

     The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes included elsewhere in this Report on Form 10-Q and the Company's annual report for the year ended March 31, 1999. Much of the discussion in this section involves forward-looking information. Global's actual results may differ significantly from the results suggested by these forward-looking statements. Some factors that may cause the Company's results to differ from these statements are described in the "Risk Factors" section of the Company's Report on Form 10-K for the year ended March 31, 1999.

Overview

     Global was founded in June 1994 with the goal of becoming a leading consolidator in the highly fragmented office imaging solutions industry. Global is a rapidly growing provider of a number of office imaging solutions. This includes the sale and service of automated office equipment such as copiers, facsimile machines, printers and duplicators, network integration services, electronic presentation equipment and document imaging management ("DIM") systems. From its founding through September 30, 1999, Global has acquired thirteen core companies in the United States, and 21 additional satellite companies that have been integrated into the core companies. The first acquisition was completed in August 1994. Management believes the acquired businesses and other businesses that Global plans to acquire will benefit from various Global programs and operating strategies. These benefits include increased operating efficiencies, the support of experienced and professional senior management, expansion of the types of office imaging products and services offered, increased access to capital, and increased emphasis on financial management.

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

Results of Operations

     The following table sets forth selected consolidated financial information as a percentage of total revenues.

                                                                  Three Months Ended                   Six Months Ended
                                                            -------------------------------     -------------------------------
                                                            September 30,     September 30,     September 30,     September 30,
                                                                 1999             1998              1999              1998
                                                            --------------    -------------     -------------     -------------
Revenues:
 Equipment and supplies sales...........................              75.4%            77.6%             75.3%             76.1%
 Service and rentals....................................              24.6             22.4              24.7              23.9
                                                            --------------    -------------     -------------     -------------
Total revenues..........................................             100.0            100.0             100.0             100.0
Cost and operating expenses:
 Cost of equipment and supplies sales...................              52.5             56.6              51.9              54.9
 Service and rental costs...............................              11.9             11.3              12.1              11.6
 Selling, general, and administrative expenses..........              22.3             20.9              22.7              21.9
 Intangible asset amortization..........................               1.6              1.4               1.7               1.5
                                                            --------------    -------------     -------------     -------------
Total costs and operating expenses......................              88.3             90.2              88.4              89.9
                                                            --------------    -------------     -------------     -------------
Income from operations..................................              11.7              9.8              11.6              10.1
Interest expense........................................               4.6              2.2               4.4               2.9
                                                            --------------    -------------     -------------     -------------
Income before income taxes and extraordinary item.......               7.1              7.6               7.2               7.2
Income taxes............................................               3.1              3.4               3.2               3.3
                                                            --------------    -------------     -------------     -------------
Income before extraordinary item........................               4.0              4.2               4.0               3.9
Extraordinary charge for early retirement of
 debt, net of tax benefit...............................                 -             (1.7)             (0.3)             (1.4)
                                                            --------------    -------------     -------------     -------------
Net income..............................................               4.0%             2.5%              3.7%              2.5%
                                                            ==============    =============     =============     =============


THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

     Revenues

     Total revenues for the three months ended September 30, 1999 increased to $121.0 million, 80.5% higher than total revenues of $67.0 million for the same period in 1998. The majority of revenue growth was due to the acquisition of businesses during 1998 and 1999, with the remainder coming from internal growth.

     Sales of equipment and supplies for the three months ended September 30, 1999 increased to $91.3 million, 75.5% higher than sales of equipment and supplies of $52.0 million for the same period in 1998.

     Service and rental revenues for the three months ending September 30, 1999 increased to $29.7 million, 97.6% higher than service and rental revenues of $15.0 million for the same period in 1998.

     Gross Profit

     Gross profit for the three months ending September 30, 1999 increased to $43.1 million, 99.6% higher than gross profit of $21.6 million for the same period in 1998. When viewed as a percent of total revenue, gross profit was 35.6% for the three months ending September 30, 1999 versus 32.2% for the same period in 1998. The change in total gross profit margins was primarily due to the change in the revenue mix. Office equipment dealers typically receive a higher percentage of total revenues from service and rentals, while network integration, electronic presentation systems and DIM systems dealers derive a higher percentage of total revenues from sales of equipment and supplies. The automated office equipment component of sales of the businesses acquired in 1998 and 1999 had higher equipment and supplies gross margins than Global's existing businesses. Combined service and rental gross profit margins were 51.4% for the three months ended September 30, 1999 and 49.8% for the same period the previous year.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the three months ending September 30, 1999 increased to $27.0 million, 92.1% higher than selling, general and administrative expenses of $14.0 million for the same period in 1998. The increase in expenses was mostly due to the acquisition of businesses in 1998 and 1999. The increase in expenses as a percentage of revenues was the result of the number of automated office equipment companies acquired during the fiscal year ended March 31, 1999 and the first six months of the fiscal year ending March 31, 2000.

     Intangible Asset Amortization

     Intangible asset amortization was $2.0 million for the three months ended September 30, 1999. During the same period in 1998, asset amortization was $.9 million. Asset amortization includes the amortization of goodwill and non-compete agreements from acquisitions.

     Income From Operations

     Income from operations for the three months ended September 30, 1999 was $14.1 million, 114.1% higher than $6.6 million from the same period in 1998.

     Interest Expense

     Interest expense for the three months ended September 30, 1999 was $5.5 million, 278.9% higher than $1.5 million from the same period in 1998. The increase was due to higher borrowing rates and a higher borrowing base.

     Income Taxes

     The provision for income taxes for the three months ended September 30, 1999 was $3.8 million, 65.6% higher than $2.3 from the same period in 1998. The increase in income taxes was primarily due to increased pre-tax income resulting from the inclusion of businesses acquired during 1998 and 1999. The effective income tax rate decreased from 44.7% for the three months ending September 30, 1998 to 44.2% for the three months ended September 30, 1999. The effective income tax rate for 1998 and 1999 was higher than the federal statutory rate of 35.0% plus state and local taxes, primarily due to non-deductible goodwill amortization relating to businesses acquired.

     Extraordinary Charge

     During July 1998 the Company retired the remaining $65.8 million of long-term debt payable to Jackson National Life Insurance Company ("JNL") due in 2004. The write-off of the deferred financing costs of $1,907 related to the retired debt resulted in an extraordinary charge of $1,133 ($.06 per share), net of the related income tax benefit of $774.


SIX MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1998

     Revenues

     Total revenues for the six months ended September 30, 1999 increased to $221.5 million, 76.7% higher than total revenues of $125.4 million for the same period in 1998. The majority of revenue growth was due to the acquisition of businesses during 1998 and 1999, with the remainder coming from internal growth.

     Sales of equipment and supplies for the six months ended September 30, 1999 increased to $166.8 million, 74.8% higher than sales of equipment and supplies of $95.5 million for the same period in 1998.

     Service and rental revenues for the six months ending September 30, 1999 increased to $54.7 million, 83.0% higher than service and rental revenues of $29.9 million for the same period in 1998.

     Gross Profit

     Gross profit for the six months ending September 30, 1999 increased to $79.7 million, 89.9% higher than gross profit of $42.0 million for the same period in 1998. When viewed as a percent of total revenue, gross profit was 36.0% for the six months ending September 30, 1999 versus 33.5% for the same period in 1998. The change in total gross profit margins was primarily due to the change in the revenue mix. Office equipment dealers typically receive a higher percentage of total revenues from service and rentals, while network integration, electronic presentation systems and DIM systems dealers derive a higher percentage of total revenues from sales of equipment and supplies. The automated office equipment component of sales of the businesses acquired in 1998 and 1999 had higher equipment and supplies gross margins than Global's existing businesses. Combined service and rental gross profit margins were 51.2% for the six months ended September 30, 1999 and 51.3% for the same period the previous year.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the six months ending September 30, 1999 increased to $50.4 million, 83.6% higher than selling, general and administrative expenses of $27.4 million for the same period in 1998. The increase in expenses was mostly due to the acquisition of businesses in 1998 and 1999. The increase in expenses as a percentage of revenues was the result of the number of automated office equipment companies acquired during the fiscal year ended March 31, 1999.

     Intangible Asset Amortization

     Intangible asset amortization was $3.7 million for the six months ended September 30, 1999. During the same period in 1998, asset amortization was $1.8 million. Asset amortization includes the amortization of goodwill and non-compete agreements from acquisitions.

     Income From Operations

     Income from operations for the six months ended September 30, 1999 was $25.6 million, 101.8% higher than $12.7 million from the same period in 1998.

     Interest Expense

     Interest expense for the six months ended September 30, 1999 was $9.8 million, 164.8% higher than $3.7 million from the same period in 1998. The increase was due to higher borrowing rates and a higher borrowing base.

     Income Taxes

     The provision for income taxes for the six months ended September 30, 1999 was $7.0 million, 70.9% higher than $4.1 from the same period in 1998. The increase in income taxes was primarily due to increased pre-tax income resulting from the inclusion of businesses acquired during 1998 and 1999. The effective income tax rate decreased from 45.4% for the six months ending September 30, 1998 to 44.1% for the six months ended September 30, 1999. The effective income tax rate for 1998 and 1999 was higher than the federal statutory rate of 35.0% plus state and local taxes, primarily due to non-deductible goodwill amortization relating to businesses acquired.

     Extraordinary Charges

     During June 1999 the Company retired $62 million of long-term debt payable under the First Union Credit Agreement due in 2003. The write off of the deferred financing costs of approximately $1.1 million related to the retired debt resulted in an extraordinary charge of $654 ($.03 per share), net of the related income tax benefit of $436.

     During June and July 1998 the Company retired $97.3 million of long-term debt payable to JNL due in 2004. The write off of the prepayment penalty of $250 and deferred financing costs of $2,808 related to the retired debt resulted in an extraordinary charge of $1,817 ($.13 per share), net of the related income tax benefit of $1,241.

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

     In June 1999, the Company repaid the balance of $62 million due under a loan from First Union with proceeds from a replacement credit agreement. The new credit agreement is with a syndicate of banks and financial institutions with First Union serving as Administrative Agent (the "Credit Agreement"). The Company's new Credit Agreement consists of a $150 million five-year senior secured revolving line of credit, a $25 million five-year senior term loan, and a $75 million seven-year senior term loan. The new revolving credit line of the senior credit facility and the $25 million senior term loan bear interest at rates ranging from 2.00% to 3.00% over LIBOR or from .75% to 1.75% over a base rate related to prime rate, and will vary according to Global's ratio of its total funded debt to earnings before interest, taxes, depreciation and amortization. The $75 million senior term loan bears interest at a rate of 3.25% over LIBOR or 2.00% over a base rate related to prime rate. The senior credit facilities provide for an unused commitment fee payable to the lenders and certain other fees payable by Global and its Material Subsidiaries (the "borrowers"). Amounts borrowed under the revolving credit line of the new senior credit facility may be repaid and borrowed over the life of the senior credit facility, with a final maturity date of June 23, 2004. The terms of the senior credit facility require strict compliance with numerous affirmative, negative and financial covenants. Amounts borrowed under the revolving line of credit may be used to fund working capital and general corporate purposes, including acquisitions, subject to the lenders approval in the case of acquisitions with a cash purchase price of over $25 million or an aggregate purchase price (cash, stock or other consideration) of over $50 million.

     In September 1999, the Company entered into an interest rate swap agreement on a notional amount of $28 million, under which the Company pays a fixed rate of interest and receives a LIBOR-based floating rate. The interest differential is accrued for in accrued interest and recorded in interest expense. In September 1999, an interest rate cap agreement on a notional amount of $22 million was entered into which caps the interest rate in September 1999 at 9%. The cap's premium is amortized straight-line as interest expense over the cap's life. The swap and the cap both mature in 2002. The swap and cap are intended to reduce the Company's exposure to the risks of variable interest rates related to the credit agreement.

     Under the terms of three of its acquisition agreements, Global may be required to make payments of up to $18.6 million in cash and up to $5 million in stock over the next five years to certain former owners of the businesses it has acquired based on the profitability of those businesses during such time period.

     For the six months ended September 30, 1999 the net cash provided by operations was $.2 million and for the six months ended September 30, 1998 the net cash provided by operations was $3.3 million. For the six months ended September 30, 1999 and for the six months ended September 30, 1998 Global's net cash used in investing activities was $51.0 million and $22.1 million, respectively, primarily for the purchase of businesses. For the six months ended September 30, 1999 and the six months ended September 30, 1998, Global's net cash provided by financing activities was $47.3 million and $19.1 million, respectively. Net cash provided by financing activities consists of equity capital provided by the initial public offering in 1998 and net borrowings.

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

State of Year 2000 Readiness

     Global is reviewing its overall exposure to year 2000 risks. Global has addressed the impact of the year 2000 issue on Global's IT and non-IT systems, which involves (1) making an inventory of potentially date sensitive devices and software, (2) assessing the systems affected by these devices and software, (3) remediating or replacing these systems as necessary and (4) testing its systems to confirm year 2000 readiness. Both IT and non-IT systems contain embedded technology, which complicates Global's year 2000 assessment and remediation efforts.

     Global estimates that it has completed approximately 98% (in terms of time spent) of the inventory and assessment phases of this process for its existing companies. Global expects to complete these phases for its existing companies by the end of November 1999. Due to Global's acquisition activity, Global expects to be continually modifying its year 2000 remediation efforts to address the year 2000 readiness of businesses Global may acquire throughout this year and beyond January 1, 2000. Although Global has an indication of the scale of affected systems and software in its existing companies, future acquisitions could present additional year 2000 problems. Global began remediating its systems in November 1998 and expects to complete this phase by the end of November 1999. Global began the testing phase of its year 2000 plan in January 1999 and expects to complete testing of existing systems by the end of November 1999. The expected timing of these phases is based on management's best estimates, which were derived using numerous assumptions regarding future events, including the results of Global's year 2000 assessment, the continued availability of certain resources and the implementation and success of third party remediation plans. There can be no assurance that these estimates will prove to be accurate, and actual results could differ materially as a result of many factors, including Global's ability to identify, assess, remediate and test all relevant systems and technology embedded in those systems.

     To the extent that Global has completed its year 2000 assessment of its IT systems, Global's assessment has not revealed substantial year 2000 noncompliance. Specifically, for most of Global's functions, Global utilizes Optimizing Management Decisions ("OMD") software. The OMD Corporation has released its year 2000 compliant software and Global began testing it in April 1999. Divisional testing of the OMD software will be completed by the end of November 1999. Global uses nationally known software providers for both its general accounting and industry-specific systems and has been assured by the manufacturers or vendors of such products that these applications are year 2000 compliant. Global believes it has identified any non-compliant, non-IT systems of its existing companies and remediated the affected systems.

     The risk to Global's business, results of operations or financial condition that third parties and their products will not be year 2000 ready is difficult to quantify, but could potentially be significant.

Global has analyzed its existing product line and identified potential year 2000 issues with the products Global sells (which are, for the most part, manufactured by third parties), as well as risks associated with year 2000 unreadiness of its critical suppliers and customers. Global is not aware of any potentially major disruptions in connection with the equipment and services currently or previously sold. Global has sent questionnaires to its critical suppliers and customers to determine their year 2000 readiness, and has reviewed the responses received to date. Global has assessed the impact of the year 2000 readiness of Global's suppliers and customers and does not believe their year 2000 problems (if any) will be material to the operations of Global.

     Global derives a majority of its revenues from the sale of equipment and from service and supply contracts for such equipment. Accordingly, Global's success depends on its access to reliable sources of equipment, parts and supplies at competitive prices. If year 2000 issues impair the ability of Global's suppliers to provide products timely and at competitive prices, Global's business, results of operations and financial condition could be materially and adversely affected. Global does not rely upon any one customer for the majority of its sales, or one product vendor for the bulk of its purchases. No individual supplier represents more than 14% of equipment purchases and Global's top ten customers combined represent less than 8% of Global's total sales for the twelve month period ended March 31, 1999, giving effect to Global's acquisitions during that period as if they had occurred on April 1, 1998. Global believes that its large customer base will minimize the effect on Global of any year 2000 business disruption experienced by any of its customers.

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

Billing: Global is dependent upon computerized billing systems. A breakdown in IT billing systems could result in delayed or missed customer payments. By the end of November 1999, Global expects to have completed the inventory and assessment of all potentially affected IT systems. Based upon the level of impairment, duplicate manual billing systems will be set in place to facilitate uninterrupted service where Global anticipates a possible problem.

Service: Global utilizes a combination of manual and computerized service dispatch systems. A disruption in Global's computerized dispatch system could result in delayed customer service. By the end of November 1999, Global will have completed the inventory and assessment of all potentially affected existing IT systems. Based upon the level of impairments, duplicate dispatch systems will be set in place to facilitate uninterrupted service with regard to the uncertain systems.

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

Accounting Information Systems: The majority of Global's accounting information systems are computerized and susceptible to Year 2000 problems. Failure to convert all affected systems could result in delayed or lost financial data. Global has evaluated these systems and believes they are year 2000 compliant.

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

Contingency Plans

     Global is in the process of forming contingency plans to address the year 2000 issue, and expects this planning stage to continue to be an active process through 1999. Currently, Global has completed approximately 53% (in terms of time spent), of its corporate-wide contingency planning process. As Global's identification and evaluation of the risks it faces progresses, Global will develop additional plans to handle these scenarios. Global expects to continually revise its contingency planning as it receives information regarding third party year 2000 readiness, and as it integrates future acquisitions.

RECENT ACCOUNTING PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board issued a Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which is required to be adopted in years beginning after June 15, 2000. This statement established requirements for accounting and reporting of derivative instruments and hedging activities. Management has not completed an analysis to determine the future impact of this statement on the Company's results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is exposed to changes in interest rates, primarily from the senior credit agreement with First Union. The Company uses interest rate cap and swap agreements to reduce certain exposures to interest rate fluctuations. The Company also has long-term debt that bears a fixed rate. There is a risk that market rates will decline and the required payments will exceed those based on current market rates on the long-term debt.

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     (c) On July 20, 1999, the Company issued 8,726 shares of Common Stock to the stockholders of Daniel Communications, Inc. ("Daniel") as payment for ten percent of the outstanding stock of Daniel. The offer and sale of the Company's Common Stock was made to accredited investors and was exempt from registration under the Securities Act of 1933 as amended pursuant to Rule 506 thereunder.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's 1999 Annual Meeting of Stockholders held August 16, 1999, the Company's stockholders approved the following items:

     1. Mark M. Lloyd was elected to serve as a Director of the Company with a term to expire in 2002. The vote upon such proposal was as follows:

               For           15,806,655
               Against            5,821

     2. Edward N. Patrone was re-elected to serve as a Director of the Company with a term to expire in 2002. The vote upon such proposal was as follows:

               For           15,805,635
               Against            6,841

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


     (a)    Exhibits

   Number  Exhibit
   ------  -------

      3.1  Amended and Restated Certificate of Incorporation (1)

      3.2  Amended and Restated Bylaws (1)

      4.1  Specimen Common Stock Certificate (1)

      4.2 Indenture dated as of March 8, 1999 between Global, the subsidiary guarantors and United States Trust Company of New York, as Trustee, relating to the 10 3/4% Senior Subordinated Notes Due 2007(2)

      4.3 Schedule of Supplemental Indentures adding additional subsidiary guarantors. (Form of Supplemental Indenture is included in Indenture filed as Exhibit 4.2.)(3)

      4.4 Credit Agreement, dated as of June 23, 1999, by and among the Company and certain of its subsidiaries, as Borrowers, the Lenders referred to therein, First Union National Bank, as Administrative Agent, Key Corporate Capital Inc., as Syndication Agent, and ScotiaBanc, Inc., as Documentation Agent (3)

     11.1  Statement of Computation of Per Share Earnings (4)

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

(2) Incorporated by reference to the Company's Registration Statement on Form S-4, No. 333-78093, as filed on May 7, 1999.

(3) Incorporated by reference to the Company's Registration Statement on Form S-4, No. 333-78093, as filed on July 27, 1999.

(4)  See Note 2 to the Notes to Consolidated Financial Statements.



     (b)    Reports on Form 8-K.

     On July 6, 1999, the Company filed with the SEC a current report on Form 8-K to report its acquisition of the outstanding stock of Lewan & Associates, Inc. The Company filed financial statements relating to this acquisition in amendments to its current report on Form 8-K/A on July 27, 1999, August 4, 1999 and August 18, 1999.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Global Imaging Systems, Inc.
                                     -------------------------------------------
                                                     (Registrant)


      November 12, 1999                         /s/ Raymond Schilling
--------------------------------     -------------------------------------------
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
                                 -------------

                    (Pursuant to item 601 of Regulation S-K)


 Number   Exhibit
 ------   -------
    3.1   Amended and Restated Certificate of Incorporation (1)

    3.2   Amended and Restated Bylaws (1)

    4.1   Specimen Common Stock Certificate (1)

    4.2 Indenture dated as of March 8, 1999 between Global, the subsidiary guarantors and United States Trust Company of New York, as Trustee, relating to the 10 3/4% Senior Subordinated Notes Due 2007 (2)

    4.3 Schedule of Supplemental Indentures adding additional subsidiary guarantors. (Form of Supplemental Indenture is included in Indenture filed as Exhibit 4.2.)(3)

    4.4 Credit Agreement, dated as of June 23, 1999, by and among the Company and certain of its subsidiaries, as Borrowers, the Lenders referred to therein, First Union National Bank, as Administrative Agent, Key Corporate Capital Inc., as Syndication Agent, and ScotiaBanc, Inc., as Documentation Agent (3)

   11.1   Statement of Computation of Per Share Earnings (4)

   27.1   Financial Data Schedule


_________________________
(1) Incorporated by reference to the Company's Registration Statement on Form S-1, No. 333-48103, which was declared effective by the Securities and Exchange Commission on June 17, 1998.

(2) Incorporated by reference to the Company's Registration Statement on Form S-4, No. 333-78093, as filed on May 7, 1999.

(3) Incorporated by reference to the Company's Registration Statement on Form S-4, No. 333-78093, as filed on July 27, 1999.

(4)  See Note 2 to the Notes to Consolidated Financial Statements.