Form 10-Q
period 1999-12-31
GLOBAL IMAGING SYSTEMS INC
filed 2000-02-14
CIK 1050167

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________________ TO
    _____________________________

         Commission File Number:  000-24373


                          GLOBAL IMAGING SYSTEMS, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         DELAWARE                                          59-3247752
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


3820 NORTHDALE BOULEVARD, SUITE 200A
         TAMPA, FLORIDA                                    33624
-----------------------------------------     ----------------------------------
(Address of Principal executive offices)                 (Zip Code)

REGISTRANT'S TELEPONE NUMBER, INCLUDING AREA CODE:    813-960-5508


--------------------------------------------------------------------------------
          (FORMER NAME OR FORMER ADDRESS, IF CHANGED SINCE LAST REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The registrant had 19,223,491 Shares of Common Stock, $.01 par value, outstanding as of February 14, 2000.

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

ITEM 1 - Consolidated Financial Statements

      Consolidated Balance Sheets as of December 31, 1999
      (Unaudited) and March 31, 1999                                           3

      Consolidated Statements of Operations for the three
      and nine months ended December 31, 1999 and 1998 (Unaudited)             4

      Consolidated Statements of Cash Flows for the nine months ended
      December 31, 1999 and 1998 (Unaudited)                                   6

      Consolidated Statement of Stockholders' Equity for the nine months
      ended December 31, 1999 (Unaudited)                                      7

      Notes to Consolidated Financial Statements (Unaudited)                   8


ITEM 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            11


ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk           17


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                    18

Item 2 - Changes in Securities and Use of Proceeds                            18

Item 6 - Exhibits and Reports on Form 8-K                                     19

SIGNATURE                                                                     20

EXHIBIT INDEX                                                                 21

PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

GLOBAL IMAGING SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                                DECEMBER 31,          MARCH 31,
                                                                                                    1999                1999
                                                                                                 -----------         ---------
ASSETS                                                                                            (Unaudited)
Current assets:
  Cash and cash equivalents                                                                       $   5,909           $   5,175
  Accounts receivable, net of allowance for doubtful accounts ($2,053
     and $1,353 at December 31, 1999 and March 31, 1999, respectively)                               71,828              45,700
  Inventories                                                                                        48,052              36,793
  Deferred income taxes                                                                               3,025               2,591
  Prepaid expenses and other current assets                                                           2,355               1,940
  Income taxes receivable                                                                               817                  --
                                                                                                  ---------           ---------
      Total current assets                                                                          131,986              92,199
Rental equipment, net                                                                                 9,085               4,377
Property and equipment, net                                                                           7,886               6,409
Other assets                                                                                          1,511                 829
Intangible assets, net:
  Goodwill                                                                                          266,230             201,307
  Noncompete agreements                                                                               2,074               1,207
  Financing fees                                                                                      5,518               4,091
                                                                                                  ---------           ---------
      Total assets                                                                                $ 424,290           $ 310,419
                                                                                                  =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                                $  21,745           $  16,718
  Accrued liabilities                                                                                 7,692               6,709
  Accrued compensation and benefits                                                                   8,609               5,221
  Accrued interest                                                                                    4,164                 874
  Current maturities of long-term debt                                                                8,443                 176
  Deferred revenue                                                                                   21,711              16,196
  Income taxes payable                                                                                   --               1,383
                                                                                                  ---------           ---------
      Total current liabilities                                                                      72,364              47,277
Deferred income taxes                                                                                   147                 142
Long-term debt, less current maturities                                                             237,570             168,101
                                                                                                  ---------           ---------
      Total liabilities                                                                             310,081             215,520
Stockholders' equity:
  Preferred stock, $.01 par value:
     10,000,000 shares authorized:  No shares issued                                                     --                  --
  Common stock, $.01 par value:
     50,000,000 shares authorized:  19,225,086 and 18,727,436 shares issued; and 19,223,491 and 18,725,841 shares outstanding at
     December 31, 1999 and March 31, 1999, respectively                                                 192                 187
  Common stock held in treasury, at cost                                                                (35)                (35)
  Additional paid-in capital                                                                         91,475              83,817
  Retained earnings                                                                                  22,577              10,930
                                                                                                  ---------           ---------
      Total stockholders' equity                                                                    114,209              94,899
                                                                                                  ---------           ---------
      Total liabilities and stockholders' equity                                                  $ 424,290           $ 310,419
                                                                                                  =========           =========

                            See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                      THREE MONTHS ENDED
                                                         DECEMBER 31,
                                                      1999          1998
                                                    --------      --------
Revenues:
  Equipment and supplies sales                      $ 89,692      $ 58,268
  Service and rentals                                 30,615        17,625
                                                    --------      --------
      Total revenues                                 120,307        75,893
Costs and operating expenses:
  Cost of equipment and supplies sales                60,432        40,616
  Service and rental costs                            15,942         8,940
  Selling, general and administrative expenses        29,613        16,608
  Intangible asset amortization                        2,125         1,195
                                                    --------      --------
      Total costs and operating expenses             108,112        67,359
                                                    --------      --------
Income from operations                                12,195         8,534
Interest expense                                       5,971         1,757
                                                    --------      --------
Income before income taxes                             6,224         6,777
Income taxes                                           2,800         2,948
                                                    --------      --------
Net income                                          $  3,424      $  3,829
                                                    ========      ========


Net income per common share:
  Basic                                             $   0.18      $   0.21
                                                    ========      ========
  Diluted                                           $   0.18      $   0.21
                                                    ========      ========

Weighted average number of shares outstanding:
  Basic                                               19,133        18,054
  Diluted                                             19,240        18,176


                            See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                                             NINE MONTHS ENDED
                                                                                                DECEMBER 31,
                                                                                            1999            1998
                                                                                          ---------       ---------
Revenues:
  Equipment and supplies sales                                                            $ 256,505       $ 153,716
  Service and rentals                                                                        85,349          47,541
                                                                                          ---------       ---------
      Total revenues                                                                        341,854         201,257
Costs and operating expenses:
  Cost of equipment and supplies sales                                                      175,513         109,425
  Service and rental costs                                                                   42,662          23,495
  Selling, general and administrative expenses                                               79,998          44,057
  Intangible asset amortization                                                               5,849           3,039
                                                                                          ---------       ---------
      Total costs and operating expenses                                                    304,022         180,016
                                                                                          ---------       ---------
Income from operations                                                                       37,832          21,241
Interest expense                                                                             15,731           5,443
                                                                                          ---------       ---------
Income before income taxes and extraordinary item                                            22,101          15,798
Income taxes                                                                                  9,800           7,044
                                                                                          ---------       ---------
Income before extraordinary item                                                             12,301           8,754
Extraordinary charge for early retirement of debt, net of tax
  benefit of $436 and $1,241 for 1999 and 1998, respectively                                   (654)         (1,817)
                                                                                          ---------       ---------
Net income                                                                                   11,647           6,937
Yield adjustment on Class A common stock and accretions                                          --            (901)
                                                                                          ---------       ---------
Net income available to common stockholders                                               $  11,647       $   6,036
                                                                                          =========       =========

Basic earnings per share:
Income before extraordinary item, including
  yield adjustment and accretions                                                         $    0.65       $    0.50
Extraordinary charge for early retirement of debt, net of tax
  benefit of $436 and $1,241 for 1999 and 1998, respectively                                  (0.04)          (0.12)
                                                                                          ---------       ---------
Net income per share                                                                      $    0.61       $    0.38
                                                                                          =========       =========
Diluted earnings per share:
Income before extraordinary item, including
  yield adjustment and accretions                                                         $    0.64       $    0.48
Extraordinary charge for early retirement of debt, net of tax
  benefit of $436 and $1,241 for 1999 and 1998, respectively                                  (0.03)          (0.11)
                                                                                          ---------       ---------
Net income per share                                                                      $    0.61       $    0.37
                                                                                          =========       =========
Weighted average number of shares outstanding:
  Basic                                                                                      18,967          15,756
  Diluted                                                                                    19,161          16,144


                            See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)


                                                                 NINE MONTHS ENDED
                                                                    DECEMBER 31,
                                                                1999            1998
                                                              ---------       ---------
OPERATING ACTIVITIES:
Net income                                                    $  11,647       $   6,937
Adjustments to reconcile net income to net
  cash provided by operating activities:
      Depreciation                                                6,092           3,324
      Amortization                                                6,486           3,268
      Extraordinary charge for early retirement of debt             654           1,817
      Deferred income taxes                                        (781)            173
Changes in operating assets and liabilities, net of
  amounts acquired in purchase business combinations:
      Accounts receivable                                       (14,559)         (8,930)
      Inventories                                                (4,051)         (1,857)
      Prepaid expenses and other current assets                    (193)         (1,179)
      Other assets                                                  493             595
      Accounts payable                                           (2,481)          3,004
      Accrued liabilities, compensation and benefits              2,937            (207)
      Deferred revenue                                              (12)            (94)
      Income taxes payable                                         (652)            949
                                                              ---------       ---------
Net cash provided by operating activities                         5,580           7,800
INVESTING ACTIVITIES:
Purchase of property, equipment and rental equipment             (5,566)         (3,255)
Payment for purchase of businesses, net of cash acquired        (69,402)        (81,955)
                                                              ---------       ---------
Net cash used in investing activities                           (74,968)        (85,210)
FINANCING ACTIVITIES:
Borrowings under line of credit                                 143,000         145,627
Payments under line of credit                                   (69,625)        (97,252)
Reduction of other debt                                            (100)            (96)
Financing fees                                                   (3,153)           (632)
Cost of initial public offering                                      --            (979)
Common stock repurchased and retired                                 --         (35,339)
Common stock issued for cash                                         --          65,832
                                                              ---------       ---------
Net cash provided by financing activities                        70,122          77,161
                                                              ---------       ---------
Net increase (decrease) in cash and cash equivalents                734            (249)
Cash and cash equivalents, beginning of period                    5,175           4,496
                                                              ---------       ---------
Cash and cash equivalents, end of period                      $   5,909       $   4,247
                                                              =========       =========

                            See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(IN THOUSANDS EXCEPT FOR SHARE AMOUNTS)


                                            COMMON STOCK
                                     -----------------------                 ADDITIONAL
                                                                TREASURY       PAID-IN     RETAINED
                                       SHARES      PAR VALUE     STOCK         CAPITAL     EARNINGS       TOTAL
                                     ----------   ----------   ----------    ----------   ----------   ----------
Balances at March 31, 1999           18,725,841   $      187   $      (35)   $   83,817   $   10,930   $   94,899

Common stock issued in conjunction
  with acquisitions                     496,950            5                      7,649                     7,654
Stock options exercised                     700           --                          9                         9
Net income                                                                                    11,647       11,647
                                     ----------   ----------   ----------    ----------   ----------   ----------
Balances at December 31, 1999        19,223,491   $      192   $      (35)   $   91,475   $   22,577   $  114,209
                                     ==========   ==========   ==========    ==========   ==========   ==========

                            See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share and per share amounts)

NOTE 1.  BASIS OF PRESENTATION

         The accompanying consolidated balance sheet as of December 31, 1999, consolidated statements of operations for the three and nine months ended December 31, 1999 and 1998, the consolidated statements of cash flows for the nine months ended December 31, 1999 and 1998, and the consolidated statement of stockholders' equity for the nine months ended December 31, 1999 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Global Imaging Systems, Inc. (together with its subsidiaries, "Global" or the "Company") Annual Report for the year ended March 31, 1999. Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2.  EARNINGS PER SHARE

         Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise of stock options or the conversion of securities into stock.

         The following table reconciles the numerators and denominators of the basic and diluted EPS computations (shares in thousands):


                                                  FOR THREE MONTHS ENDED       FOR NINE MONTHS ENDED
                                               ----------------------------  ----------------------------
                                               DECEMBER 31,   DECEMBER 31,   DECEMBER 31,    DECEMBER 31,
                                                   1999           1998          1999            1998
                                               ------------   ------------   ------------    ------------
Numerator:
  Income before extraordinary item               $  3,424      $  3,829        $ 12,301       $  8,754
  Extraordinary charge for early
    retirement  of debt, net of tax benefit            --            --            (654)        (1,817)
                                                 --------      --------        --------       --------
  Net income                                        3,424         3,829          11,647          6,937
  Yield adjustment on Class A common stock
    and accretions                                     --            --              --           (901)
                                                 --------      --------        --------       --------
  Numerator for basic and diluted earnings
    per share-income available to common
    stockholders                                 $  3,424      $  3,829        $ 11,647       $  6,036
                                                 ========      ========        ========       ========
Denominator:
  Denominator for basic earnings per share         19,133        18,054          18,967         15,756
  Effect of dilutive securities:
    Contingent stock-redemption of A shares
      in June 1998                                     --            --              --            327
    Employee stock options                            107           122             194             61
                                                 --------      --------        --------       --------
  Dilutive potential common shares                    107           122             194            388
                                                 --------      --------        --------       --------
  Denominator for diluted earnings per
    share-adjusted weighted average shares
    and assumed conversions                        19,240        18,176          19,161         16,144
                                                 ========      ========        ========       ========

NOTE 3.   ACQUISITIONS

         During the nine months ended December 31, 1999 the Company acquired six businesses that provide office-imaging solutions and network integration services. Aggregate consideration for these acquisitions was approximately $86,029, including $77,130 in cash, plus 496,950 shares of the Company's stock and acquisition related expenses of $579. Liabilities totaling approximately $21,163 were assumed by the Company in connection with these acquisitions. Goodwill of approximately $69,732 was recorded related to these acquisitions. These acquisitions were accounted for by the purchase method of accounting and accordingly are included in the results of operations from their dates of acquisitions.

         Under the terms of two of its acquisition agreements entered into during the nine months ended December 31, 1999, the Company is committed to make contingent payments (the Earn-out) of up to $16,500 in cash and up to $5,500 in stock to the former owners of the acquired companies on or before May 31, 2004. These contingent payments are based on the future profitability, specifically earnings before interest and taxes, of the acquired company.

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


                                                            UNAUDITED PRO FORMA
                                                        NINE MONTHS ENDED DECEMBER 31,
                                                        -----------------------------
                                                           1999               1998
                                                        -----------       -----------
Revenues .........................................      $   373,631       $   348,422
Income before extraordinary item .................           10,027             6,930
Less extraordinary item ..........................             (654)           (1,817)
                                                        -----------       -----------
Net income .......................................      $     9,373       $     5,113
                                                        ===========       ===========
Basic earnings per share:
    Income before extraordinary item, including
      yield adjustment and accretions ............      $      0.52       $      0.35
    Net income per share .........................      $      0.49       $      0.24
Diluted earnings per share:
    Income before extraordinary item, including
      yield adjustment and accretions ............      $      0.52       $      0.34
    Net income per share .........................      $      0.48       $      0.24

NOTE 4.  RETIREMENT OF DEBT

         In June 1999, the Company retired the balance of $62,000 of long-term debt outstanding under the previous First Union loan with proceeds from a replacement credit agreement. The new credit agreement is with a syndicate of banks and financial institutions with First Union as Administrative Agent (the "Credit Agreement"). Recognition of deferred financing costs of $1,090 related to the debt repayment resulted in an extraordinary charge of $654 ($.03 per share), net of related income tax benefit of $436. The company's new Credit Agreement consists of a $25,000 five-year senior term loan, a $75,000 seven-year senior term loan and a $150,000 five-year revolving line of credit. The new revolving credit line of the senior credit facility and the $25,000 senior term loan bear interest at rates ranging from 2.00% to 3.00% over LIBOR or from .75% to 1.75% over a base rate related to prime rate, and will vary according to Global's ratio of its total funded debt to earnings before interest, taxes, depreciation and amortization. The $75,000 senior term loan bears interest at a rate of 3.25% over LIBOR or 2.00% over a base rate related to prime rate. Amounts borrowed under the revolving credit line of the new senior credit facility may be repaid and borrowed over the life of the senior credit facility, with a final maturity date of June 23, 2004. Under the Credit Agreement, the Company has pledged substantially all of its assets, including the capital stock of the Company's subsidiaries, to the lenders. Amounts borrowed under the Credit Agreement may be used to fund working capital and general corporate purposes, including acquisitions.

         In September 1999, the Company entered into an interest rate swap agreement on a notional amount of $28,000, under which the Company pays a fixed rate of interest and receives a LIBOR-based floating rate. The interest differential is accrued for in accrued interest and recorded in interest expense. In September 1999, an interest rate cap agreement on a notional amount of $22,000 was entered into which caps the interest rate at a 9% base rate. The cap's premium is amortized straight-line as interest expense over the cap's life. The swap and the cap both mature in 2002. The swap and cap are intended to reduce the Company's exposure to the risks of variable interest rates related to the credit agreement.

NOTE 5.  STOCK OPTION PLAN

         The Board of Directors adopted a stock option plan, effective upon the closing of the initial public offering in June 1998. Under the terms of the stock option plan 1,820,000 shares of the Company's common stock may be sold pursuant to stock options or granted or sold as restricted stock to directors, officers, employees, and consultants to the Company. Under the stock option plan as of December 31, 1999, options to purchase 1,345,940 shares of the Company common stock were outstanding. During the nine months ended December 31, 1999, options to purchase an aggregate of 867,000 shares were granted with exercise prices ranging from $13.125 to $18.125. In addition to options outstanding under the plan, 10,000 shares of Global's common stock are issuable upon the exercise of an option granted outside the plan. This option is exercisable at a price of $12.00 per share.

NOTE 6.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

         The Company has issued $100,000 of 10 3/4% Senior Subordinated Notes, that are fully and unconditionally guaranteed on a joint and several basis by all the Company's existing subsidiaries (the Guarantors), each of which is wholly owned, directly or indirectly, by the Company. The Company is a holding company all of whose operations are conducted by the Guarantors and the Company has no operations or assets separate from its investment in its subsidiaries. The aggregate assets, liabilities, earnings and equity of the Guarantors are substantially equivalent to the aggregate assets, liabilities, earnings and equity of the Company, on a consolidated basis. Therefore, separate financial statements of the Guarantors have not been presented. Separate financial statements and other disclosures concerning the Guarantors and the Company are not presented because management believes that such information would not be material to investors.

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

OVERVIEW

         Global was founded in June 1994 with the goal of becoming a leading consolidator in the highly fragmented office imaging solutions industry. Global is a rapidly growing provider of a number of office imaging solutions. This includes the sale and service of automated office equipment such as copiers, facsimile machines, printers and duplicators, network integration services, electronic presentation equipment and document imaging management ("DIM") systems. From its founding through December 31, 1999, Global has acquired thirteen core companies in the United States, two stand-alone companies, and 23 additional satellite companies that have been integrated into the core companies. The first acquisition was completed in August 1994. Management believes the acquired businesses and other businesses that Global plans to acquire will benefit from various Global programs and operating strategies. These benefits include increased operating efficiencies, the support of experienced and professional senior management, expansion of the types of office imaging products and services offered, increased access to capital, and increased emphasis on financial management.

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

RESULTS OF OPERATIONS

         The following table sets forth selected consolidated financial information as a percentage of total revenues.


                                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                                --------------------------  ---------------------------
                                                DECEMBER 31,  DECEMBER 31,  DECEMBER 31,   DECEMBER 31,
                                                   1999           1998         1999           1998
                                                ------------  ------------  ------------   ------------
Revenues:
  Equipment and supplies sales ..........           74.6%         76.8%         75.0%          76.4%
  Service and rentals ...................           25.4          23.2          25.0           23.6
                                                   -----         -----         -----          -----
Total revenues ..........................          100.0         100.0         100.0          100.0
Cost and operating expenses:
  Cost of equipment and supplies sales ..           50.2          53.5          51.3           54.4
  Service and rental costs ..............           13.3          11.8          12.5           11.7
  Selling, general, and administrative
    expenses ............................           24.6          21.9          23.4           21.9
  Intangible asset amortization .........            1.8           1.6           1.7            1.5
                                                   -----         -----         -----          -----
Total costs and operating expenses ......           89.9          88.8          88.9           89.5
                                                   -----         -----         -----          -----
Income from operations ..................           10.1          11.2          11.1           10.5
Interest expense ........................            5.0           2.3           4.6            2.7
                                                   -----         -----         -----          -----
Income before income taxes and
  extraordinary item ....................            5.1           8.9           6.5            7.8
Income taxes ............................            2.3           3.9           2.9            3.5
                                                   -----         -----         -----          -----
Income before extraordinary item ........            2.8           5.0           3.6            4.3
Extraordinary charge for early retirement
  of debt, net of tax benefit ...........            --            --            (.2)           (.9)
                                                   -----         -----         -----          -----
Net income ..............................            2.8%          5.0%          3.4%           3.4%
                                                   =====         =====         =====          =====


THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1998

         REVENUES

         Total revenues for the three months ended December 31, 1999 increased to $120,307, 58.5% higher than total revenues of $75,893 for the same period in 1998. The majority of revenue growth was due to the acquisition of businesses during 1998 and 1999, with the remainder coming from internal growth.

         The revenue growth rate for the three months ended December 31, 1999 decreased from the growth rate for the three months ended December 31, 1998 due to a decrease in the acquisition rate compared to the revenue base, customer deferrals of network integration and electronic presentation equipment and network integration services due to year 2000 uncertainties and increased competition from direct sources, including internet-based sources for electronic presentation systems and network integration services.

         Sales of equipment and supplies for the three months ended December 31, 1999 increased to $89,692, 53.9% higher than sales of equipment and supplies of $58,268 for the same period in 1998.

         Service and rental revenues for the three months ending December 31, 1999 increased to $30,615, 73.7% higher than service and rental revenues of $17,625 for the same period in 1998.

         GROSS PROFIT

         Gross profit for the three months ending December 31, 1999 increased to $43,933, 66.8% higher than gross profit of $26,337 for the same period in 1998. When viewed as a percent of total revenue, gross profit was 36.5% for the three months ending December 31, 1999 versus 34.7% for the same period in 1998. The change in total gross profit margins was primarily due to the change in the revenue mix. Office equipment dealers typically receive a higher percentage of total revenues from service and rentals, while network integration, electronic presentation systems and DIM systems dealers derive a higher percentage of total revenues from sales of equipment and supplies. The automated office equipment component of sales of the businesses acquired in 1998 and 1999 had higher equipment and supplies gross margins than Global's existing businesses. Combined service and rental gross profit margins were 47.9% for the three months ended December 30, 1999 and 49.3% for the same period the previous year.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for the three months ending December 31, 1999 increased to $29,613, 78.3% higher than selling, general and administrative expenses of $16,608 for the same period in 1998, while revenues increased 58.5% for the three months ending December 31, 1999 compared to 1998. The increase in expenses was mostly due to the acquisition of businesses in 1998 and 1999. The increase in expenses as a percentage of revenues was the result of the number of automated office equipment companies acquired during the fiscal year ended March 31, 1999 and the first nine months of the fiscal year ending March 31, 2000. Automated office equipment businesses typically have higher selling, general and administrative expense to revenue ratios than do network integration, electronic presentation, or DIM system dealers.

         INTANGIBLE ASSET AMORTIZATION

         Intangible asset amortization was $2,125 for the three months ended December 31, 1999. During the same period in 1998, asset amortization was $1,195. Asset amortization includes the amortization of goodwill and non-compete agreements from acquisitions.

         INCOME FROM OPERATIONS

         Income from operations for the three months ended December 31, 1999 was $12,195, 42.9% higher than $8,534 from the same period in 1998.

         INTEREST EXPENSE

         Interest expense for the three months ended December 31, 1999 was $5,971, 239.8% higher than $1,757 from the same period in 1998. The increase was due to higher borrowing rates and a higher borrowing base.

         INCOME TAXES

         The provision for income taxes for the three months ended December 31, 1999 was $2,800, 5.0% less than $2,948 from the same period in 1998. The decrease in income taxes was primarily due to decreased pre-tax income. The effective income tax rate increased from 43.5% for the three months ending December 31, 1998 to 45.0% for the three months ended December 31, 1999. The effective income tax rate for 1998 and 1999 was higher than the federal statutory rate of 35.0% plus state and local taxes, primarily due to non-deductible goodwill amortization relating to businesses acquired.

NINE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO NINE MONTHS ENDED
DECEMBER 31, 1998

         REVENUES

         Total revenues for the nine months ended December 31, 1999 increased to $341,854, 69.9% higher than total revenues of $201,257 for the same period in 1998. The majority of revenue growth was due to the acquisition of businesses during 1998 and 1999, with the remainder coming from internal growth.

         The revenue growth rate for the nine months ended December 31, 1999 decreased from the growth rate for the nine months ended December 31, 1998 due to a decrease in the acquisition rate compared to the revenue base, customer deferrals of network integration and electronic presentation equipment and network integration services due to year 2000 uncertainties and increased competition from direct sources, including internet-based sources for electronic presentation systems and network integration services.

         Sales of equipment and supplies for the nine months ended December 31, 1999 increased to $256,505, 66.9% higher than sales of equipment and supplies of $153,716 for the same period in 1998.

         Service and rental revenues for the nine months ending December 31, 1999 increased to $85,349, 79.5% higher than service and rental revenues of $47,541 for the same period in 1998.

         GROSS PROFIT

         Gross profit for the nine months ending December 31, 1999 increased to $123,679, 81.0% higher than gross profit of $68,337 for the same period in 1998. When viewed as a percent of total revenue, gross profit was 36.2% for the nine months ending December 31, 1999 versus 34.0% for the same period in 1998. The change in total gross profit margins was primarily due to the change in the revenue mix. Office equipment dealers typically receive a higher percentage of total revenues from service and rentals, while network integration, electronic presentation systems and DIM systems dealers derive a higher percentage of total revenues from sales of equipment and supplies. The automated office equipment component of sales of the businesses acquired in 1998 and 1999 had higher equipment and supplies gross margins than Global's existing businesses. Combined service and rental gross profit margins were 50.0% for the nine months ended December 31, 1999 and 50.6% for the same period the previous year.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for the nine months ending December 31, 1999 increased to $79,998, 81.6% higher than selling, general and administrative expenses of $44,057 for the same period in 1998, while revenues increased 69.9% for the nine months ending December 31, 1999 compared to 1998. The increase in expenses was mostly due to the acquisition of businesses in 1998 and 1999. The increase in expenses as a percentage of revenues was the result of the number of automated office equipment companies acquired during the fiscal year ended March 31, 1999. Automated office equipment businesses typically have higher selling, general and administrative expense to revenue ratios than do network integration, electronic presentation, or DIM system dealers.

         INTANGIBLE ASSET AMORTIZATION

         Intangible asset amortization was $5,849 for the nine months ended December 31, 1999. During the same period in 1998, asset amortization was $3,039. Asset amortization includes the amortization of goodwill and non-compete agreements from acquisitions.

         INCOME FROM OPERATIONS

         Income from operations for the nine months ended December 31, 1999 was $37,832, 78.1% higher than $21,241 from the same period in 1998.

         INTEREST EXPENSE

         Interest expense for the nine months ended December 31, 1999 was $15,731, 189.0% higher than $5,443 from the same period in 1998. The increase was due to higher borrowing rates and a higher borrowing base.

         INCOME TAXES

         The provision for income taxes for the nine months ended December 31, 1999 was $9,800, 39.1% higher than $7,044 from the same period in 1998. The increase in income taxes was primarily due to increased pre-tax income resulting from the inclusion of businesses acquired during 1998 and 1999. The effective income tax rate decreased from 44.6% for the nine months ending December 31, 1998 to 44.3% for the nine months ended December 31, 1999. The effective income tax rate for 1998 and 1999 was higher than the federal statutory rate of 35.0% plus state and local taxes, primarily due to non-deductible goodwill amortization relating to businesses acquired.

         EXTRAORDINARY CHARGES

         In June 1999, the Company retired $62,000 of long-term debt payable under the First Union Credit Agreement due in 2003. The write off of the deferred financing costs of $1,090 related to the retired debt resulted in an extraordinary charge of $654 ($.03 per share), net of the related income tax benefit of $436.

         During June and July 1998, the Company retired $97,300 of long-term debt payable to Jackson National Life due in 2004. The write off of the prepayment penalty of $250 and deferred financing costs of $2,808 related to the retired debt resulted in an extraordinary charge of $1,817 ($.11 per share), net of the related income tax benefit of $1,241.

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

         In June 1999, the Company repaid the balance of $62,000 due under a loan from First Union with proceeds from a replacement credit agreement. The new credit agreement is with a syndicate of banks and financial institutions with First Union serving as Administrative Agent (the "Credit Agreement"). The Company's new Credit Agreement consists of a $150,000 five-year senior secured revolving line of credit, a $25,000 five-year senior term loan, and a $75,000 seven-year senior term loan. The new revolving credit line of the senior credit facility and the $25,000 senior term loan bear interest at rates ranging from 2.00% to 3.00% over LIBOR or from .75% to 1.75% over a base rate related to prime rate, and will vary according to Global's ratio of its total funded debt to earnings before interest, taxes, depreciation and amortization. The $75,000 senior term loan bears interest at a rate of 3.25% over LIBOR or 2.00% over a base rate related to prime rate. The senior credit facilities provide for an unused commitment fee payable to the lenders and certain other fees payable by Global and its Material Subsidiaries (the "borrowers"). Amounts borrowed under the revolving credit line of the new senior credit facility may be repaid and borrowed over the life of the senior credit facility, with a final maturity date of June 23, 2004. The terms of the senior credit facility require strict compliance with numerous affirmative, negative and financial covenants. Amounts borrowed under the revolving line of credit may be used to fund working capital and general corporate purposes, including acquisitions, subject to the lenders approval in the case of acquisitions with a cash purchase price of over $25,000 or an aggregate purchase price (cash, stock or other consideration) of over $50,000.

         In September 1999, the Company entered into an interest rate swap agreement on a notional amount of $28,000, under which the Company pays a fixed rate of interest and receives a LIBOR-based floating rate. The interest differential is accrued for in accrued interest and recorded in interest expense. In September 1999, an interest rate cap agreement on a notional amount of $22,000 was entered into which caps the interest rate in September 1999 at 9%. The cap's premium is amortized straight-line as interest expense over the cap's life. The swap and the cap both mature in 2002. The swap and cap are intended to reduce the Company's exposure to the risks of variable interest rates related to the credit agreement.

         Under the terms of four of its acquisition agreements, Global may be required to make additional payments of up to $19,750 in cash and up to $5,500 in stock over the next five years to certain former owners of the businesses it has acquired based on the profitability of those businesses during such time period.

         For the nine months ended December 31, 1999 the net cash provided by operations was $5,580 and for the nine months ended December 31, 1998 the net cash provided by operations was $7,800. For the nine months ended December 31, 1999 and for the nine months ended December 31, 1998 Global's net cash used in investing activities was $74,968 and $85,210, respectively, primarily for the purchase of businesses. For the nine months ended December 31, 1999 and the nine months ended December 31, 1998, Global's net cash provided by financing activities was $70,122 and $77,161, respectively. Net cash provided by financing activities consists of equity capital provided by the initial public offering in 1998 and net borrowings.

YEAR 2000 ISSUES

         By late 1999, Global had completed our year 2000 readiness plan to address issues that could result from computer programs being written using two digits to define the applicable year rather than four to define the applicable year and century. As a result, we were well prepared for the transition to the year 2000 and did not experience any significant year 2000 problems with respect to our mission critical information technology ("IT") or non-IT systems, applications or infrastructure. During the actual date rollover to the year 2000, we implemented and monitored our millennium rollover plan and were ready to conduct business on Monday, January 3, 2000.

         Since January 3, 2000, our information systems, including our mission critical systems, which in the event of a year 2000 failure would have the greatest impact on our operations, have functioned properly. In addition, we have not experienced any significant year 2000 issues related to interactions with our material business partners. We have experienced no disruption in our ability to service customers, process financial transactions, report accurate data to management or any other business interruptions due to year 2000 issues. While we will continue to monitor our systems and those of our material business partners closely to ensure that no unexpected year 2000 issues develop, we have no reason to expect any such issues.

         The costs of the year 2000 project consist of internal personnel and external costs such as replacement software and hardware. The costs of the year 2000 project are expensed as incurred. The project is funded through internally generated funds. Through December 31, 1999, we have incurred and expensed approximately $100 in related costs.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         On December 29, 1999, the Company, and its subsidiary, Eastern Copy Products, Inc., entered into arbitration proceedings against De Lage Landen Financial Services, Inc. The Company and Eastern assert claims arising from De Lage Landen's alleged breach of a contractural agreement pursuant to which Global assigned equipment leases to De Lage Landen, and from De Lage Landen's alleged wrongful interference with Global and Eastern's present and prospective business relationships. Global and Eastern seek declaratory relief requiring De Lage Landen to permit Global's customers to fully perform their lease obligations early and return leased equipment to De Lage Landen and also seek damages of up to $25 million. De Lage Landen has asserted counterclaims for breach of contract and interference with business relationships, and seeks damages of $2 million. Global denies the merit of these counterclaims and is vigorously defending against them. Global cannot predict what the outcome of these arbitration proceedings will be.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         (c) On October 19, 1999, the Company issued 66,555 shares of Common Stock to the stockholders of Office Tech, Inc. ("Office Tech") as payment for 16% of the outstanding stock of Office Tech. The offer and sale of the Company's Common Stock was made to accredited investors and was exempt from registration under the Securities Act of 1933 as amended pursuant to Rule 506 thereunder.

         On November 8, 1999, the Company issued 86,578 shares of Common Stock to the stockholders of Column Office Equipment ("Column") as payment for 13% of the outstanding stock of Column. The offer and sale of the Company's Common Stock was made to accredited investors and was exempt from registration under the Securities Act of 1933 as amended pursuant to Rule 506 thereunder.

         On November 30, 1999, the Company issued 46,387 shares of Common Stock to the stockholders of State Wide Photocopy Corp. ("State Wide") as payment for 10% of the outstanding stock of State Wide. The offer and sale of the Company's Common Stock was made to accredited investors and was exempt from registration under the Securities Act of 1933 as amended pursuant to Rule 506 thereunder.

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

   4.4 Credit Agreement, dated as of June 23, 1999, by and among the Company and certain of its subsidiaries, as Borrowers, the Lenders referred to therein, First Union National Bank, as Administrative Agent, Key Corporate Capital Inc., as Syndication Agent, and ScotiaBanc, Inc., as Documentation Agent (3)

  10.1 Executive Agreement, dated as of April 1, 1999, as amended, by and among Global and Thomas S. Johnson *

  11.1      Statement of Computation of Per Share Earnings (4)

  27.1      Financial Data Schedule

----------------------
*     Management or compensatory contract.

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

         (B) REPORTS ON FORM 8-K.

         The Company did not file any Current Reports on Form 8-K during the three months ended December 31, 1999.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Global Imaging Systems, Inc.
                                       -----------------------------------------
                                                       (Registrant)


        February 14, 2000                          /s/ RAYMOND SCHILLING
----------------------------------     -----------------------------------------
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

   4.4 Credit Agreement, dated as of June 23, 1999, by and among the Company and certain of its subsidiaries, as Borrowers, the Lenders referred to therein, First Union National Bank, as Administrative Agent, Key Corporate Capital Inc., as Syndication Agent, and ScotiaBanc, Inc., as Documentation Agent (3)

  10.1 Executive Agreement, dated as of April 1, 1999, as amended, by and among Global and Thomas S. Johnson *

  11.1     Statement of Computation of Per Share Earnings (4)

  27.1     Financial Data Schedule
-----------------------
 *  Management or compensatory contract.

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