Form 10-K
period 2000-03-31
GLOBAL IMAGING SYSTEMS INC
filed 2000-06-26
CIK 1050167

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2000

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to_________________

                        Commission File Number 000-24373

                              --------------------

                          GLOBAL IMAGING SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                              --------------------
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

                                  ------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
        Title of each class                          on which registered

            ------------                                 ------------

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of class)

                                  ------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such report(s)) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of June 16, 2000, the aggregate market value of the 10,205,323 shares of Common Stock held by non-affiliates of the registrant was $96,338,249 based on the closing sale price $9.44 of the registrant's Common Stock as reported on the Nasdaq National Market on such date. (For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by executive officers and directors of the registrant and certain other stockholders; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.) As of June 16, 2000, there were outstanding 18,554,196 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual report to stockholders for the year ended March 31, 2000, are incorporated by reference into Part II of this annual report. Portions of the proxy statement for the annual stockholders meeting to be held in August 2000 are incorporated by reference into Part III of this annual report.

                          GLOBAL IMAGING SYSTEMS, INC.

                           Annual Report on Form 10-K
                                 March 31, 2000

                                TABLE OF CONTENTS


                                                                                                   Page
                                                                                                   ----
PART I...............................................................................................1

Item 1. Business.....................................................................................1
Item 2. Properties...................................................................................8
Item 3. Legal Proceedings............................................................................8
Item 4. Submission of Matters to a Vote of Security Holders..........................................9
       Executive Officers of Global..................................................................9
       Risk Factors.................................................................................10

PART II.............................................................................................14

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters........................14
Item 6. Selected Financial Data.....................................................................14
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.......14
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.................................14
Item 8. Financial Statements and Supplementary Data.................................................15
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........15

PART III............................................................................................15

Item 10. Directors and Executive Officers of the Registrant.........................................15
Item 11. Executive Compensation.....................................................................15
Item 12. Security Ownership of Certain Beneficial Owners and Management.............................15
Item 13. Certain Relationships and Related Transactions.............................................15

PART IV.............................................................................................15

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................15

SIGNATURES..........................................................................................20

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

Cautionary Statement Regarding Forward-Looking Statements

      This Form 10-K and the information incorporated into this Form 10-K contain forward-looking statements, including statements about our acquisition and business strategy, our expected financial position and operating results, the projected size of our markets and our financing plans and similar matters. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to risks, uncertainties and assumptions about Global, including, among other things:

o general economic and business conditions, both nationally and in our markets.

o    our acquisition opportunities.

o our expectations and estimates concerning future financial performance, financing plans and the impact of competition.

o anticipated trends in our business, including those described in the information incorporated into item 7.

o    existing and future regulations affecting our business.

o    other risk factors set forth in "risk factors."

      In addition, in those and other portions of this annual report, the words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," "project" and similar expressions, as they relate to Global, its management, and its industry are intended to identify forward-looking statements. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by this cautionary statement.

      We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this Form 10-K might not transpire.

Global Imaging Systems, Inc.

      Global Imaging Systems, Inc. is a consolidator in the highly fragmented office imaging solutions industry. Global provides a broad line of office imaging solutions, including the sale and service of automated office equipment, network integration services, electronic presentation systems and document imaging management systems. Since its founding in June 1994, Global has acquired 41 businesses in the United States. Thirteen of these businesses are "core" companies, where Global concentrates administrative functions within a region. Two companies acquired are "stand-alone" companies and the remaining 26 acquired businesses are "satellite" companies, which means their administrative functions have been transferred to, and their operations have been integrated into, a core company. Global's operating philosophy is to "think globally, act locally." Under its decentralized management system, Global typically continues to operate its acquired companies under their pre-acquisition names and management in order to preserve client relationships and motivate management.

      Global believes its emphasis on superior customer service and the contractual nature of its service business can generate significant recurring revenue. Senior management largely attributes Global's solid historical operating performance to: (1) employing a strict performance-based benchmarking model, (2) pursuing a disciplined acquisition strategy and (3) integrating acquisitions as they are made. For the year ended March 31, 2000, Global had pro forma revenues of $512 million.

      Global seeks to become the provider of choice for all of its customers' office imaging needs by offering a full range of products and services and superior customer service. While Global's clientele includes large, Fortune 500 companies, its growth has been, and is expected to be, largely driven by serving middle market businesses. Global sells and services a variety of office imaging solutions, including copiers, facsimile machines, printers, LCD projectors, video teleconferencing equipment, optical scanning equipment, micrographics equipment, and the design and installation of equipment related to computer networks. In addition, Global offers a variety of ongoing services, including supply and service contracts, network management contracts, technical support and training.

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

      Currently, Global's thirteen core companies operate in 94 locations in 21 states. Global targets for acquisition as core companies, businesses that are leading competitors in the markets they serve. Global's goal is to acquire core and satellite companies throughout the United States and Canada.

      Certain information regarding Global's core and satellite companies, including pro forma revenues for the fiscal year ended March 31, 2000, is summarized in the following table. The pro forma revenues in this table and the pro forma information presented elsewhere in this annual report give effect to acquisitions made during the fiscal year ended March 31, 2000 as if such acquisitions had occurred on April 1, 1999.

----------------------------------------- ------------------------ -------------- ----------- ----------- ------------
Core Company                              Region                     Pro Forma      No. of    Years in       Date
                                                                     Revenues     Satellites   Business    Acquired
----------------------------------------- ------------------------ -------------- ----------- ----------- ------------
                                                                   (in millions)
Dahill Industries (Felco)                 Texas                      $ 37.6           3           15       Jul 1994
Conway Office Products                    Northeast                    49.1           4           23       Jan 1995
Berney Office Solutions                   Southeast                    18.3           3           35       Feb 1995
Amcom Office Systems                      Western Pennsylvania         13.6           2           22       Feb 1996
Copy Service & Supply                     Southeast                     8.8           -           16       Jul 1996
Southern Business Communications          Southeast                    65.6           6           19       Nov 1996
Electronic Systems                        Mid-Atlantic                 93.0           2           19       Jul 1997
Quality Business Systems                  Pacific Northwest            26.1           3           14       Sep 1997
Connecticut Business Systems              Northeast                    25.9           1           11       Jan 1998
Carr Business Systems                     Northeast                    30.6           1           53       Sep 1998
Distinctive Business Products             Chicago Metro Area           20.5           -           23       Dec 1998
Capitol Office Solutions                  Mid-Atlantic                 36.2           1           18       Dec 1998
Lewan & Associates                        Colorado                     64.0           -           28       June 1999

Stand-alone Company
-------------------

Column Office Equipment                   Chicago Metro Area           16.7           -           10       Nov 1999
Advanced Business Machines                California                    6.0           -            9       Dec 1999
----------------------------------------- ------------------------ -------------- ----------- ----------- ------------

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

Consolidation

      Independent distributors and service providers are consolidating throughout the office imaging solutions industry. A number of factors are driving this consolidation, including the following:

      Technological Change. The technology of office imaging solutions is changing rapidly. Digital technology, which allows images to be captured, transmitted, reproduced and stored over wide geographic areas through networks of personal computers, has in recent years been incorporated into copiers, electronic presentation equipment and document imaging management ("DIM") technology. As a result, copiers, facsimile machines and printers are gradually converging in function, and computers and networks are becoming an increasingly important component of office imaging systems. This has led businesses to demand more centralized network integration services over a broader geographic area. The rapid pace of technological change, including the resulting expansion of product offerings and increase in product support costs, have outpaced the technical, managerial and financial resources of many smaller distributors and service providers, causing them to seek larger partners. Further, the blurring of the distinction among office imaging technologies and the increased role for computers has led dealers without network integration expertise to partner with companies that have such expertise.

      Dealer Consolidation by Suppliers. The cost of new product development and competition among equipment manufacturers have led manufacturers to seek efficiencies. As a result, manufacturers are consolidating their dealer networks, concentrating their business with a smaller number of dealers that possess leading service capabilities, wide geographic coverage and sufficient financial resources.

      Distribution Channel Changes. Changes in distribution channels are also leading to consolidation in the automated office equipment market. Office superstores and consumer electronics chains now sell lower-end office products at prices that are forcing smaller dealers out of the market. Smaller dealers also face difficulty competing in the market for mid- and high-range office equipment, because often they are not well equipped to provide the sophisticated support services required by businesses that purchase these products. Typically, office superstores and consumer electronics chains also do not offer the support services required by purchasers of mid- and high-range office equipment.

Office Imaging Products and Services

      Automated Office Equipment. Dealers in the automated office equipment market sell and service some or all of the following: black and white copiers (digital and analog), color copiers, duplicators, facsimile equipment, printers and multi-function equipment.

      Network Integration Services. With the rise of digital technology, customers increasingly need network integration services as part of their office imaging solutions. Network integrators provide outsourced management and support to organizations' computer network infrastructures. As organizations seek to take advantage of productivity-enhancing computer network technology, they face complex and costly issues relating to network design, selection, implementation and management. Among other challenges, organizations must (1) select from an expanding number of product options with shortening life cycles, (2) integrate diverse and often incompatible hardware and software environments and (3) deal with a shortage of qualified information technology service personnel. As a result, many smaller businesses seek to outsource installation, upgrade and support, and many large organizations seek to outsource network improvement functions and the evaluation of new products.

      Electronic Presentation Systems. Dealers in the electronic presentation systems market, sell and service LCD projectors and panels, smartboards, overhead projectors and video conferencing equipment. As in the automated office equipment market, products in this market increasingly use digital technology, and many customers for these products have designated a single buyer to address their needs in both markets. Competition among manufacturers in this market is strong, leading manufacturers who introduce new products frequently.

      DIM Systems. Like automated office equipment and electronic presentation systems, DIM systems also involve digital technology and are ultimately used by the same end-users of other types of office imaging equipment. Dealers in this market sell and service optical disk storage equipment, write once read many ("WORM") disks and CD-ROM optical storage products, as well as micrographic equipment (microfilm and microfiche). DIM systems capture and store large volumes of visual data. Key customers for these products include banks, educational institutions, government institutions, libraries and insurance companies.

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

       Make Strategic Acquisitions. Global plans to continue acquiring core companies in targeted geographic markets and to expand these core acquisitions through internal growth and satellite acquisitions. Global looks for core acquisition candidates that are led by an experienced management team that will continue to manage the company after Global acquires it, that have a strong regional market share, and that can grow internally and through the acquisition of satellite companies. Global's senior management team has substantial experience in making acquisitions. Since its founding in June 1994, Global has acquired thirteen core companies in the United States, two stand-alone companies and an additional 26 satellite companies which have been integrated into the core companies. Global's goal is to acquire core and satellite companies throughout the United States and Canada.

      A key component of Global's growth strategy is to acquire satellite companies in or near its core companies' markets. Core company management frequently identifies appropriate satellite acquisition candidates. In evaluating potential satellite acquisitions, Global considers, among other factors, the potential satellite's proximity to a core company, the fit between its product lines and those of the nearby core company, and the potential satellite's management, employee base and service base under contract.

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

      Global strives to reduce costs by consolidating the back-office functions of its satellite acquisitions into core operations, enabling its core companies to decrease technician driving time and increase the productivity of sales personnel and administrators. Global also works to reduce costs by standardizing financial reporting, cash and inventory management, payroll, billing, collections, insurance and employee benefit programs, and by negotiating advantageous relationships with equipment manufacturers and distributors, other suppliers and lessors.

      Operate with a Decentralized Management Structure. Global believes that its core companies' experienced local management possess valuable understanding of their markets and customers. Therefore, Global gives its core company managers responsibility for day-to-day operating decisions. Core companies, and, in some cases, satellite companies, retain their local name and management after Global acquires them. This decentralized approach permits local management to maintain focus and motivation and optimizes customer relationships. Local management is supported by a senior management team that focuses on Global's growth strategy, as well as corporate planning and financial reporting and analysis.

Products and Services

      Global currently sells and services the following: (1) automated office equipment, (2) network integration services, (3) electronic presentation systems and (4) document imaging management systems ("DIM" systems). In each of these markets, Global provides a number of office imaging solutions, including the following:

------------------------------- ---------------------------- ----------------------------- ---------------------------
          Automated                       Network                     Electronic
       Office Equipment                 Integration              Presentation Systems             DIM Systems
------------------------------- ---------------------------- ----------------------------- ---------------------------
o        Black and white           o     Network design and      o    LCD projectors and       o    Microfiche and
         copiers (digital and            installation, and            panels, smartboards           microfilm equipment
         analog)                         related software and         and overhead             o    CD-ROM optical
o        Color copiers (digital)         hardware                     projectors                    storage products
o        Duplicators (digital)     o     Technical support       o    Video conferencing       o    Write once read
o        Facsimile machines              contracts                    equipment                     many ("WORM")
o        Printers (including       o     Network maintenance     o    Color printers                disks and related
         color)                          contracts               o    Audio visual                  equipment
o        Multi-function            o     Training and support         equipment                o    Related supplies
         equipment                 o     Internet services       o    Related supplies         o    Related service
o        Related supply and                                      o    Related service               contracts
         service contracts                                            contracts                o    Training and support
                                                                 o    Training and support
------------------------------- ---------------------------- ----------------------------- ---------------------------

      Set forth below are Global's pro forma revenues from each of these markets as a percentage of total pro forma revenues for the fiscal year ended March 31, 2000.

                                                                    Fiscal
                                                                  Year Ended
                                                                March 31, 2000
          Markets Served
          --------------                                        ---------------
          Automated Office Equipment...........................      67%
          Network Integration Services.........................      22%
          Electronic Presentation..............................      10%
          DIM Systems..........................................       1%

      Taking advantage of the "after market" opportunities generated by its sales of office imaging equipment, Global derives a substantial amount of its revenues from service activities. Service activities generally provide Global with a recurring source of revenue. Global's copier service and supply contracts, for example, provide it with a predictable source of revenue, since billing is typically based on the number of copies customers make. In the network integration market, Global focuses on contracts to provide ongoing maintenance and technical support, since these types of contracts generate a more steady revenue stream than project-based contracts.

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

      Global's growth has been largely driven by serving middle market businesses. Global also serves a number of large Fortune 500 companies as well as educational institutions, government entities and other not-for-profit groups. Global estimates that over 150,000 customers purchased equipment or services from Global in the past twelve months, on a pro forma basis. During the fiscal year ended March 31, 2000, on a pro forma basis, none of Global's customers accounted for more than 2% of total revenues and its top five customers collectively accounted for less than 5% of total revenues.

      Because the management teams at Global's core companies understand their markets and customer relationships, Global's core company managers make local marketing decisions, including decisions regarding product offering mix, promotional programs, and advertising. Global employs approximately 880 people in sales and marketing. All of Global's sales personnel are compensated at least partly on a commission basis, with local management determining the structure of sales compensation and commissions within the parameters of Global's industry management model. Global generates sales from within its existing customer base by tracking lease expirations, cross-selling its products and services, and giving incentives to service personnel for creating sales leads. Each of Global's core companies also generates sales leads through telemarketing and door-to-door marketing.

Training

      Global provides its sales and service employees extensive, ongoing training. Each core company has its own technical trainer, and training is scheduled on a regular basis. Core company technical trainers are typically certified by Global's suppliers, which makes Global's service technicians manufacturer- or vendor-certified technicians. Global also provides formalized product and general sales training to its sales and marketing personnel.

Suppliers

      The following table lists the products Global sells and their manufacturers in each of the office imaging markets Global serves:

------------------------------------------- --------------------------------------------------------------------------

Automated Office Equipment
------------------------------------------- --------------------------------------------------------------------------
Copiers:                                    Canon Inc., Konica, Kyocera/Mita, Ricoh Corporation, Savin
                                            Corporation, Sharp, Toshiba America, Inc., Minolta
Facsimile machines:                         Muratec America, Inc., Panasonic Communications and Systems
                                            Company, Savin, Toshiba, Sharp
Duplicators:                                Riso, Inc., Ricoh Corporation
Printers:                                   Hewlett-Packard Company, Tektronix, Inc., TRSystems
------------------------------------------- --------------------------------------------------------------------------

Network Integration Services
------------------------------------------- --------------------------------------------------------------------------
Personal and laptop computers, servers,     AST Research, Inc., Axent Technology, Cabletron Systems, Cisco
communication equipment and firewalls:      Systems, Compaq Computer Corporation, Dell Computer Corporation,
                                            Gateway, Inc., IBM, Intel Corporation, NEC America, Inc., Network
                                            Associates, Sun Microsystems, Toshiba, 3Com Corp.
Networking software:                        E Presence, Microsoft Corporation, Novell, Inc.
------------------------------------------- --------------------------------------------------------------------------

Electronic Presentation Systems
------------------------------------------- --------------------------------------------------------------------------
Overhead projectors:                        DuKane Corporation, 3M
LCD projectors:                             Epson America, Inc., In Focus Systems, Inc., Plus Corporation, Proxima
                                            Corporation, Sharp, Sony Electronics, Inc.
Video conferencing equipment:               Picture Tel, 3M
Smart Boards:                               Smart Technologies, Inc.
------------------------------------------- --------------------------------------------------------------------------

DIM Systems
------------------------------------------- --------------------------------------------------------------------------
Microfilm and microfiche equipment:         Canon, Inc.
Optical data storage equipment:             Canon, Inc., Compaq Computer Corporation
Document management software:               Westbrook Technologies, Inc.
------------------------------------------- --------------------------------------------------------------------------

      During the fiscal year ended March 31, 2000, on a pro forma basis, Global purchased 13% of its equipment, parts and supplies from Konica and 11% from Sharp. No other supplier represented in excess of 7% of such purchases, on a pro forma basis.

      Global's agreements with suppliers generally permit Global to sell particular products on a nonexclusive basis in particular geographic areas. In most cases, Global's agreements extend for one-year renewable terms, which the supplier can choose not to renew with 30 days notice. In addition, Global's suppliers can terminate Global's agreements upon notice (1) if Global does not meet minimum purchase quotas or other requirements or (2) under certain other conditions, including a change in Global's ownership.

Leasing and Rentals

      A majority of the copiers Global sells are financed by third party leasing companies. General Electric Capital Corporation, or GECC, finances most of these leases under a 5-year private label agreement. The GECC program accounts for at least 75% of all equipment leasing with Copelco Capital, Inc. financing the majority of what is not financed through GECC. The advantages to these programs are (1) better lease rates and terms than are generally available through individual copier dealers, (2) control over leased equipment at the end of the lease term, and (3) standardized leasing application and lease document. Under each of these arrangements Global has an option to purchase the leased equipment, under already negotiated terms at the end of the lease term. This gives Global the flexibility to sell the equipment to its customers at the end of the lease term or to provide for such a sale at the time of original purchase. Global plans to increase the use of the leasing programs in electronic presentation and DIM systems markets where, Global believes, high equipment costs will make leasing an attractive financing alternative for many customers.

      In some cases, Global's automated office equipment dealers also rent equipment. Rental arrangements provide Global with a steady monthly revenue stream and, like its leasing arrangements, give Global control over disposition of the equipment at the end of the rental term.

Competition

      Global operates in highly competitive markets, which forces it to compete for customers and sometimes for acquisition candidates. Competitors in the automated office equipment market, the electronic presentation systems market and the DIM systems market include large dealers, including Danka Business Systems, IKON Office Solutions, Lanier Worldwide, Inc. and independent dealers, as well as manufacturers' sales and service divisions, including those of Canon, Konica, Minolta Co., Ltd., Pitney Bowes, Inc., Wang Laboratories, Inc. and Xerox Corporation. Global also competes with office superstores and consumer electronics chains in these markets. Principal areas of competition in these markets include price and product capabilities; quality and speed of post-sales service support; availability of equipment, parts and supplies; speed of delivery; financing terms and availability of financing, leasing, or rental programs.

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

      In the network integration services market, Global competes with the large providers, including GE Capital Information Technology Solutions, Inacom Corp. and Vanstar Corporation; direct sellers such as Dell Computer Company and Gateway, Inc. and the sales and service divisions of Hewlett Packard and Compaq Computer Corporation; smaller competitors with regional or local operations; and the in-house capabilities of its customers. Principal areas of competition in this market include reputation, quality and speed of support, and price.

      Global also faces competition for core and satellite acquisitions from manufacturers, consolidators, and a number of other independent dealers.

Employees

      Global employs approximately 2,500 people, most of whom work at Global's core companies. Of these, approximately 880 employees work in sales and marketing, 1,060 in service, and 560 in operations and administration. Thirty-two employees work at Global's corporate headquarters in Tampa, Florida. None of Global's employees is covered by collective bargaining agreements. Global believes it has good relations with its employees.

Government and Environmental Regulation

      Global is subject to regulation under various federal, state and local laws relating to employee safety and health and environmental protection. Global is not aware of any material non-compliance with any of these laws.

Item 2.  Properties

      None of the physical properties Global uses in its business are materially important to Global.

Item 3.  Legal Proceedings

      On December 29, 1999, the Company and one of its subsidiaries, Eastern Copy Products, Inc., entered into arbitration proceedings against De Lage Landen Financial Services, Inc. The Company and Eastern asserted claims arising from De Lage Landen's alleged breach of a contractual agreement pursuant to which Global assigned equipment leases to De Lage Landen, and from De Lage Landen's alleged wrongful interference with Global and Eastern's present and prospective business relationships. De Lage Landen asserted counterclaims for breach of contract and interference with business relationships. Prior to the close of the arbitration proceeding, De Lage Landen waived its claim for damages. The arbitration panel subsequently denied the Company's claim for damages and the arbitration proceeding has now concluded.

      Currently, Global is not involved in any other material legal proceeding.


Item 4.  Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of Global's stockholders during the three months ended March 31, 2000.

Executive Officers of Global

      The executive officers of Global and their positions and offices as of March 31, 2000 are as follows:

Name                                                    Age                           Position
----                                                    ---                           --------
Thomas S. Johnson.................................       54    Director, President and Chief Executive Officer
Raymond Schilling.................................       45    Senior Vice President, Chief Financial Officer,
                                                               Secretary and Treasurer
Michael Mueller...................................       48    Senior Vice President, Chief Operating Officer
Alfred N. Vieira..................................       52    Vice President-Service
Todd S. Johnson...................................       33    Vice President-Acquisitions

      Thomas S. Johnson has served as a director and as President and Chief Executive Officer since Global's founding in June 1994. From 1991 to 1994, Mr. Johnson was an office imaging industry consultant. From 1989 to 1990, Mr. Johnson served as Chief Operating Officer for Danka. From 1975 to 1989, Mr. Johnson worked at IKON (formerly known as Alco Standard Corporation) in various staff and operating roles. When he left there in 1989, he was Vice President-Operations of the Office Products group and was responsible for acquisitions and turning around under-performing operations. Mr. Johnson has been involved in the acquisition of over 70 office equipment dealers since 1985 and has over 24 years of experience in acquiring and integrating businesses. Mr. Johnson graduated with a B.S. degree from the University of Florida in 1972 and received his MBA from Harvard Business School in 1976.

      Raymond Schilling has served as Senior Vice President of Global since April 1999 and as Chief Financial Officer, Secretary and Treasurer of Global since its inception in June 1994. From June 1994 to April 1999, Mr. Schilling also served as Global's Vice President. From 1988 to 1994, Mr. Schilling was Vice President-Finance of the California/Nevada region of McCaw Communications and responsible for all of its finance and administrative functions. From 1980 to 1988, Mr. Schilling worked with Mr. Johnson at IKON in various accounting and financial reporting functions, including as controller of Alco Office Products, where his responsibilities included acquisitions and evaluation, integration, development and installation of financial systems. From 1986 to 1988, Mr. Schilling also was Vice President of Finance and Administration of San Sierra Business Systems (an Alco Office Products dealer). From 1976 to 1980, Mr. Schilling was employed by PriceWaterhouse as a CPA. In total, Mr. Schilling has been involved in the acquisition of over 45 businesses and has over 17 years of experience in acquiring and integrating businesses. Mr. Schilling graduated with a B.A. in Economics and Accounting from Muhlenberg College in 1976.

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

      Alfred N. Vieira has served as Vice President-Service of Global since March 1997. From May 1996 to March 1997, Mr. Vieira served as Vice President and General Manager of Felco Office Systems, Inc.'s four branch locations in South Texas. From 1979 to May 1996, Mr. Vieira was employed by Global Services, Inc. and served as its Vice President of Operations from May 1988 to May 1996. Mr. Vieira studied electrical engineering at City University of New York.

      Todd S. Johnson has served as Vice President-Acquisitions since April 1999 and has been employed by Global since July 1994 in various roles including Acquisition Team Manager. From 1993 to 1994, Mr. Johnson was employed as an office imaging industry consultant. From 1989 to 1993, Mr. Johnson was an officer in the United States Marine Corps. Mr. Johnson graduated from Pennsylvania State University with a B.S. in Business Management in 1989.


Risk Factors

      Set forth below are the risks that we believe are material to investors who purchase or own our common stock or our senior subordinated notes.

      Our Indebtedness Results in Significant Debt Service Obligations and Limitations. Because we financed our acquisitions primarily with debt, we incurred substantial debt and, as a result, we have significant debt service obligations. As of March 31, 2000, our total indebtedness was $247.7 million, which represented 67.8% of our total capitalization. We also had $100.0 million of additional borrowing availability under our senior credit facility. In addition, our senior credit facilities and the indenture governing our senior subordinated notes, which we refer to as subordinated debt, allow us to incur additional indebtedness under certain circumstances. Our indebtedness poses important consequences to investors, including the risks that:

        o we will use a substantial portion of our cash flow from operations to pay principal and interest on our debt, thereby reducing the funds available for acquisitions, working capital, capital expenditures and other general corporate purposes;

        o we may be unable to obtain additional financing on satisfactory terms or to otherwise fund working capital, capital expenditures, acquisitions, and other general corporate requirements;

        o our borrowings under our senior credit facility will bear interest at variable rates, which would create higher debt service requirements if market interest rates increase; and

        o our degree of leverage may hinder our ability to adjust rapidly to changing market conditions and could make us more vulnerable to downturns in the economy generally or in our industry.

      If we cannot generate sufficient cash flow from operations to meet our obligations, we may be forced to reduce or delay acquisitions and other capital expenditures, sell assets, restructure or refinance our debt, or seek additional equity capital. We cannot assure that these remedies would be available or satisfactory. In addition, our ability to pay principal and interest on the notes, and to satisfy our other debt obligations, will depend on our future operating performance. Our operating performance will be affected by prevailing economic conditions and financial, business and other factors which may be beyond our control.

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

      We Need Substantial Additional Funds to Finance Our Acquisitions. We intend to finance our future acquisitions primarily by incurring additional indebtedness, which will be substantial in relation to our equity capital. We cannot be certain that we will be able to borrow money for future acquisitions on favorable terms. Also, the restrictions imposed on us under our senior credit facilities and the indenture governing the notes may limit our ability to borrow additional funds to purchase acquisitions. We may also pay some of the price of future acquisitions by issuing common stock or other equity securities to the sellers of the businesses we acquire or in public or private offerings. Depending on the market value of our common stock, either we or the sellers of the businesses we acquire may not be willing to use common stock for part of the consideration we pay. To the extent we do not have access to additional debt and do not issue equity to pay for future acquisitions, we would need to use more of our cash resources to continue our acquisition program. We cannot be certain that we will be able to obtain debt or equity financing, or that we will have enough cash resources available to pay for future acquisitions.

      Our Combined Operating History is Limited. Although a number of the companies we have acquired have been in operation for some time, Global itself has a limited history of operations and profitability. Consequently, the financial information in this annual report may not be indicative of our financial condition and future performance. See the information incorporated into Item 7.

      We Have Limited Operating Experience in Some of Our Target Markets. A key element of our expansion strategy is to acquire businesses in each of our geographic markets that sell and service electronic presentation systems or document imaging management systems or that provide network integration or facilities management services or introduce programs in our markets to sell these products and services. Our limited experience in offering these products and services may impair our ability to identify, acquire and integrate appropriate companies. In addition, we may not be able to cross-sell these products and services to our different customer bases. These markets also present us with new challenges. For example, none of our companies currently operates in the facilities management market. Success in this market would require that we adapt our operations expertise to running labor-intensive businesses.

      We Depend on Our Chief Executive Officer. Our success substantially depends on the efforts and ability of Thomas S. Johnson, Global's President and Chief Executive Officer. Mr. Johnson has developed and implemented Global's industry management model, and has many years of experience in the office imaging industry and in the acquisition and integration of office imaging solutions dealers. Mr. Johnson is currently employed under an executive agreement that renews automatically each April for a one-year period unless otherwise terminated by either party upon 60 days notice. The loss or interruption of his services could have an adverse effect on Global.

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

      We Depend on Our Suppliers. A majority of our revenues come from the sale of equipment and from service and supply contracts for this equipment. As a result, our success depends on our access to reliable sources of equipment, parts and supplies at competitive prices. During the fiscal year ended March 31, 2000, on a pro forma basis, Global purchased 13% of its equipment, parts and supplies from Konica Business Technologies, Inc. and 11% from Sharp Electronics Corporation. No other supplier represented in excess of 7% of such purchases, on a pro forma basis. There is no guarantee that Konica, Sharp or any of our other suppliers will continue to sell their products to us, or that they will do so at competitive prices. Finally, other factors, including reduced access to credit resulting from economic conditions, may impair our suppliers' ability to provide products in a timely manner or at competitive prices.

      Our Markets are Highly Competitive. We operate in highly competitive markets, which forces us to compete for customers and sometimes for acquisition candidates. Competitors in the automated office equipment market, the electronic presentation systems market and the DIM systems market include Xerox Corporation, Danka Business Systems PLC, IKON Office Solutions, Inc., Lanier Worldwide, Inc. and other large, independent dealers, as well as manufacturers' sales and service divisions, office superstores and consumer electronics chains. In the network integration services market we compete with large providers, smaller competitors with regional or local operations, and the in-house capabilities of our customers.

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

      Covenants in Our Debt Instruments Restrict Our Capacity to Borrow and Invest, Which Could Impair Our Ability to Expand or Finance Our Operations. The terms of our senior credit agreement and indenture governing the terms of our subordinated debt imposes operating and financial restrictions that limit our discretion on some business matters, which could make it more difficult for us to expand, finance our operations or engage in other business activities that may be in our interest. These restrictions limit or prohibit our ability to:

      o   incur additional debt and prepay our subordinated debt

      o   pay dividends or make other distributions

      o   make investments or other restricted payments

      o   undergo a change of control

      o   pledge or mortgage assets

      o   enter into transactions with related persons

      o   sell assets

      o   consolidate, merge or sell all or substantially all of our assets

If we fail to comply with these restrictions, these debt instruments could become immediately due and payable.

      Fluctuations in the Market Price of Our Common Stock May Make it More Difficult for Us to Raise Capital. The market price of our common stock is extremely volatile and has fluctuated over a wide range. These fluctuations may impair our ability to raise capital by offering equity securities. The market price may continue to fluctuate significantly in response to various factors, including:

      o   general trends in the office imaging solutions industry

      o   announcements and actions by competitors

      o   fluctuations in competitor's stock prices

      o   low trading volume

      o   quarterly variations in operating results

      o   changes in estimates by securities analysts

      o   our liquidity or ability to raise funds

      o   general economic conditions

      Our Directors, Officers and Significant Stockholders May Control Global. Our executive officers and directors and their affiliates beneficially own 53.0% of our common stock, and Golder, Thoma, Cressey, Rauner, Inc., through its affiliation with Golder, Thoma, Cressey, Rauner Fund IV L.P., owns 39.9% of our common stock. Accordingly, our executive officers and directors and their affiliates, particularly Golder, Thoma, Cressey, Rauner, Inc., have significant influence over the election of directors and corporate actions requiring stockholder approval. In some cases, Golder, Thoma, Cressey, Rauner, Inc.'s interests as a stockholder could conflict with the interests of our noteholders or other stockholders. The concentration of ownership of our common stock could limit the price that certain investors might be willing to pay in the future for shares of common stock, and could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of Global.

      We Are Prohibited from Paying Dividends. We do not anticipate paying any dividends for the foreseeable future. The terms of our senior credit agreement and the indenture governing our subordinated debt prohibits us from paying cash dividends. Investors should, therefore, not expect to receive dividends on shares of our common stock.

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

      Our Subordinated Debt and Guarantees Are Unsecured and Subordinated to Our Senior Debt. The notes are unsecured, which means that investors in the subordinated debt have no recourse to specific assets of Global or Global's subsidiaries if a default occurs under the notes and indenture. In addition, before we can pay principal and interest on the notes, we must first make payments on any of our existing and future senior debt that is in default, including all senior debt of our subsidiaries, if any, and all outstanding amounts under our senior credit facility.

      As of March 31, 2000, we had $147.6 million of senior indebtedness outstanding. Substantially all of our real and personal property used in our business operations secures our obligations under our senior credit facilities. If we default on any payments required under any of our senior debt, or if we fail to comply with other provisions governing our senior debt, such as meeting required financial ratios, the senior lenders could declare all amounts outstanding, together with accrued and unpaid interest, immediately due and payable. If we are unable to repay amounts due, the lenders could proceed against the collateral securing the debt. If the lenders proceed against any of the collateral, we may not have enough assets left to pay our noteholders. Moreover, if we become bankrupt or similarly reorganize, we may not be able to use our assets to pay our noteholders until after we pay all of our senior debt. In addition, the senior credit facility may prohibit us from paying amounts due on the subordinated debt, or from purchasing, redeeming or otherwise acquiring the notes if a default exists under our senior debt.

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

      Upon a change of control, we cannot guarantee that we will have sufficient funds to make any debt payment, including purchases of the notes. The failure to purchase the notes would be an event of default under the indenture governing the subordinated debt. To avoid default, we may try to refinance our debt. We cannot guarantee, however, that such refinancing would be available or would be on favorable terms.

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


                                     PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

      Except for the information regarding recent sales of unregistered securities set forth below, the information required by this item is set forth in the "quarterly financial data" appearing on page 39 of Global's 2000 Annual Report to Stockholders and is incorporated herein by reference. Portions of Global's 2000 Annual Report to Stockholders that are incorporated into this Form 10-K are filed as Exhibit 13.1.

 Recent Sales of Unregistered Securities

      Between April 1, 1999 and March 31, 2000, Global sold a total of 496,950 shares of common stock to owners of five businesses it acquired in exchange for ownership interests in those businesses valued at $7.7 million. These sales and issuances of securities were exempt from registration under the Securities Act by virtue of Section 4(2) or Regulation D promulgated thereunder. Appropriate legends are affixed to the stock certificates issued in these transactions. All recipients received adequate information about Global or had access, through employment or other relationships, to such information.

Item 6.  Selected Financial Data

      The presentation of selected financial data as of and for the five years ended March 31, 2000 is included in the "selected financial data" section appearing on page 12 of Global's 2000 Annual Report to Stockholders and is incorporated by reference into this Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The information required by this item is set forth in the "management's discussion and analysis" appearing on pages 13 through 19 of Global's 2000 Annual Report to Stockholders, and is incorporated by reference into this Form 10-K.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

      The Company is exposed to changes in interest rates, primarily from the senior credit agreement. The Company uses interest rate cap and swap agreements to reduce certain exposures to interest rate fluctuations. The

Company also has long-term debt that bears a fixed rate. There is a risk that market rates will decline and the required payments will exceed those based on current market rates on the long-term debt.

Item 8. Financial Statements and Supplementary Data

      The financial statements and supplementary financial information are set forth in pages 20 through 38 of Global's 2000 Annual Report to Stockholders and are incorporated by reference into this Form 10-K.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      For information with respect to the executive officers of Global, see "Executive Officers of Global" at the end of Part I of this Form 10-K. For information with respect to the directors of Global, see "Election of Directors" in the proxy statement for the 2000 annual meeting of stockholders to be held in August 2000, which is incorporated by reference into this Form 10-K. Information required by Item 405 of Regulation S-K is included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in Global's proxy statement for the 2000 annual meeting of stockholders to be held in August 2000 and is incorporated by reference into this Form 10-K.

Item 11. Executive Compensation

      Information with respect to executive compensation is incorporated by reference into this Form 10-K to the information under the captions "Compensation of Directors" and "Executive Compensation" in Global's proxy statement for the 2000 annual meeting of stockholders to be held in August 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      Information with respect to security ownership of certain beneficial owners and management of Global is incorporated by reference into this Form 10-K to the information under the caption "Voting Securities and Principal Holders Thereof" in Global's proxy statement for the 2000 annual meeting of stockholders to be held in August 2000.

Item 13. Certain Relationships and Related Transactions

      Information with respect to certain relationships and transactions is incorporated by reference into this Form 10-K to the information under the caption "Certain Relationships and Transactions" in Global's proxy statement for the 2000 annual meeting of stockholders to be held in August 2000.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) 1. Financial Statements

      The consolidated financial statements as of March 31, 2000 and 1999 and for each of the three years in the period ended March 31, 2000, together with the report thereon of Ernst & Young LLP dated May 12, 2000, appearing on pages 20 through 38 of Global's 2000 Annual Report to Stockholders are incorporated by reference into Part II, Item 8 of this Form 10-K. With the exception of the aforementioned information and the information incorporated by reference in Part II, Items 5, 6, 7 and 8 of this Form 10-K, Global's 2000 Annual Report to Stockholders is not to be deemed filed as part of this report.

      Consolidated balance sheets as of March 31, 2000 and 1999

      Consolidated statements of operations for the years ended March 31, 2000, 1999 and 1998

      Consolidated statements of cash flows for the years ended March 31, 2000, 1999 and 1998

      Consolidated statements of stockholders' equity for the years ended March 31, 2000, 1999 and 1998

      Notes to consolidated financial statements

      Report of Independent Auditors

      (a) 2. Financial Statement Schedules Required by Items 8 and 14(d)

      Included in this annual report is the following additional financial data which should be read in conjunction with the consolidated financial statements in Global's 2000 Annual Report to Stockholders:

      Report of Independent Auditors

      Schedule II--Valuation and Qualifying Accounts for each of the three years in the period ended March 31, 2000

      Supplemental schedules not included with the additional financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

      (a) 3. Exhibits

                                  Exhibit Index
                                  -------------



3.1 Amended and Restated Certificate of Incorporation of Global Imaging Systems, Inc. (1)

3.2      Amended and Restated Bylaws of Global Imaging Systems, Inc. (1)

4.1      Specimen common stock certificate. (1)

4.2 Indenture dated as of March 8, 1999 between Global, the subsidiary guarantors and United States Trust Company of New York, as Trustee, relating to the 10 3/4% Senior Subordinated Notes Due 2007. (2)

4.3 Schedule of Supplemental Indentures adding additional subsidiary guarantors. (Form of Supplemental Indenture is included in Indenture filed as Exhibit 4.2). (3)

4.4      Form of Exchange Note. (2)

4.5 Credit Agreement, dated as of June 23, 1999, by and among Global and certain of its subsidiaries, as Borrowers, the Lenders referred to therein, First Union National Bank, as Administrative Agent, Key Corporate Capital Inc., as Syndication Agent, and ScotiaBanc, Inc., as Documentation Agent. (3)

10.1 Registration Agreement, dated as of June 9, 1994, as amended, by and among Global and the stockholders identified therein. (4)

10.2 Termination Agreement, dated as of May 27, 1998, by and among Global; Golder, Thoma, Cressey, Rauner Fund IV L.P. ("FUND IV"); Golder, Thoma, Cressey, Rauner, Inc.; and the stockholders identified therein. (5)

10.3 Senior Executive Agreement, dated as of April 1, 1999, by and between Global and Thomas S. Johnson (6)*

10.4 Senior Executive Agreement, dated as of April 1, 2000, by and between Global and Raymond Schilling*+

10.5 Senior Executive Agreement, dated as of April 1, 2000, by and between Global and Michael Mueller*+

10.6 Senior Executive Agreement, dated as of April 1, 2000, by and between Global and Alfred N. Vieira*+

10.7 Senior Executive Agreement, dated as of April 1, 2000, by and between Global and Todd S. Johnson*+

10.8     1998 Stock Option and Incentive Plan. (5)*

10.8a    Form of Incentive Stock Option Agreement. (5)*

10.8b    Form of Non-Qualified Stock Option Agreement. (5)*

10.8c    Form of Director's Stock Option Agreement. (5)*

10.8d    Director Non-Incentive Stock Option Agreement. (7)*

10.8e Amendments to Global Imaging Systems, Inc. 1998 Stock Option and Incentive Plan and forms of stock option agreements. (7)

10.9     Form of Supply Agreement between Global and Konica. (8)**

10.10 Non-Exclusive Third Party Lessor Agreement, dated July 16, 1996, as amended, by and between Global and General Electric Capital Corporation. (8)**

10.11 License Agreement, dated as of July 31, 1996, as amended, between Global and Copelco Capital, Inc. (8)**

10.12 Non-Exclusive Third Party Lessor Agreement, dated July 26, 1996, as amended, by and between Global and Tokai Financial Services, Inc. (8)**

10.13 Stock Purchase Agreement, dated as of June 27, 1996 by and among Global as Buyer, Copy Service & Supply, Inc., Office Furniture Concepts, Inc., CSS Leasing, LLC and Terry K. Smith and Crystal E. Smith as Sellers.
         (5)

10.14 Stock Purchase Agreement, dated as of November 13, 1996 by and among Global as Buyer and Southern Business Communications, Inc. and Mark M. Lloyd and Arthur E. Kreps as Sellers. (5)**

10.15 Asset Purchase Agreement, dated as of November 13, 1996 by and among ATS-Atlanta One, LLC as Seller, ATS-Atlanta One, Inc. as Purchaser, and ATS-Atlanta, Inc., Mark M. Lloyd and Arthur E. Kreps. (5)

10.16 Stock Purchase Agreement, dated as of August 7, 1997 by and among Global, ESI Acquisition Corporation as Buyer, Electronic Systems, Inc. ("ESI") and the Shareholders of ESI as Sellers. (5)**

10.17 Stock Purchase Agreement, dated as of August 29, 1997 by and among Global, Conway Office Products as Buyer, Eastern Copy Products, Inc. and Michael E. Kleinhans as Seller. (5)

10.18 Stock Purchase Agreement, dated as of September 30, 1997 by and among Global as Buyer, Duplicating Specialties, Inc. (d/b/a Copytronix) and Dean Groves as Seller. (5)**

10.19 Stock Purchase Agreement, dated as of September 30, 1997 by and among Global as Buyer, Quality Business Systems, Inc. and Gary Stevens as Seller. (5)**

10.20 Stock Purchase Agreement, dated as of September 30, 1997 by and among Global as Buyer, Cascade Office Systems, Inc. and Fred Woodard as Seller. (5)**

10.21 Stock Purchase Agreement, dated as of December 23, 1997 by and among Global, ESI as Buyer, Electronic Systems of Richmond, Inc. ("ESRI") and the Shareholders of ESRI as Seller. (5)**

10.22 Stock Purchase Agreement, dated as of December 31, 1997, as assigned, by and among Global, Connecticut Business Systems, Inc. as Buyer, and Global, Michael E. Shea, Jr. and Peter Wenzke as Sellers. (5)**

10.23 Asset Purchase Agreement, dated as of February 26, 1998 by and among Connecticut Systems, Inc., Bloom's Business Systems, a division of Bloom's Incorporated, the Assets and Bloom's Incorporated as Seller.
         (5)**

10.24 Stock Purchase Agreement, dated as of November 13, 1996, by and among Global as Buyer, Southern Business Communications of D.C., Inc., and George Gough, Mark M. Lloyd, and Arthur E. Kreps as Sellers. (5)

10.25 Equity Subscription Agreement, dated as of March 27, 1998, by and among Global, FUND IV, JNL and Thomas S. Johnson. (5)

10.26 Form of Indemnification Agreement between Global and its directors and executive officers. (1)*

10.27 Stock Purchase Agreement, dated as of August 31, 1998, by and among Global and Southern Business Communications, Inc. ("SBC") as Buyer, Centre Business Products, Inc., and the shareholders thereof, as Sellers. (3)

10.28 Stock Purchase Agreement, dated as of September 16, 1998, by and among Global, Carr Acquisition Corporation, as buyer, Carr Business Machines of Great Neck Inc. (d/b/a Carr Business Systems) and its Shareholders, as Sellers. (9)

10.29 Stock Purchase Agreement, dated as of September 28, 1998, by and among Global and SBC as Buyer, ProView, Inc., and the Shareholders thereof, as Sellers. (3)

10.30 Stock Purchase Agreement, dated as of November 19, 1998, by and among Global as Buyer, Capitol Office Solutions, Inc., FUND IV, Armen Manoogian, and the other persons named therein as Sellers. (10)

10.31 Stock Purchase Agreement, dated as of December 22, 1998, by and among Global as Buyer, Distinctive Business Products, Inc., and the shareholders thereof, as Sellers. (11)

10.32 Merger Agreement and Plan of Merger, dated as of February 26, 1999, by and among Global, Dahill Acquisition, Inc., Dahill Industries, Inc. and Randall E. Davidson. (2)

10.33 Registration Rights Agreement, dated March 8, 1999, by and among Global, the subsidiary guarantors, First Union Capital Markets Corp., Prudential Securities Incorporated, Raymond James & Associates, Inc. and Scotia Capital Markets (USA) Inc. (2)

10.34 Merger Agreement, dated June 24, 1999, by and among Global, Lewan Acquisition, Inc., Lewan & Associates, Inc. and the shareholders of Lewan & Associates, Inc. (12)

11.1 Statement regarding computation of per share earnings (See Consolidated Statements of Operations for the years ended March 31, 2000, 1999 and 1998 incorporated herein and Note 7 to the Notes to Consolidated Financial Statements for the same period).+

13.1 Incorporated portions of Annual Report to Stockholders for the Year Ended March 31, 2000.+

21.1     Subsidiaries of Global.+

23.1     The consent of Ernst & Young LLP.+

27.1     Financial Data Schedule.+

---------------

(1) Incorporated by reference to Global's Registration Statement on Form S-1, No. 333-48103, as filed with the SEC on May 8, 1998.

(2) Incorporated by reference to Global's Registration Statement on Form S-4, No. 333-78093, as filed with the SEC on May 7, 1999.

(3) Incorporated by reference to Global's Registration Statement on Form S-4, No. 333-78093, as filed with the SEC on July 27, 1999.

(4) Incorporated by reference to Global's Registration Statement on Form S-1, No. 333-48103, as filed with the SEC on March 17, 1998

(5) Incorporated by reference to Global's Registration Statement on Form S-1, No. 333-48103, as filed with the SEC on June 11, 1998.

(6) Incorporated by reference to Global's Quarterly Report on Form 10-Q filed with the SEC on February 14, 2000.

(7) Incorporated by reference to Global's Registration Statement on Form S-8, No. 333-80801, as filed with the SEC on June 16, 1999.

(8) Incorporated by reference to Global's Registration Statement on Form S-1, No. 333-48103, as filed with the SEC on March 27, 1998.

(9) Incorporated by reference to Global's Current Report on Form 8-K, as filed with the SEC on September 29, 1998.

(10) Incorporated by reference to Global's Current Report on Form 8-K, as filed with the SEC on January 5, 1999.

(11) Incorporated by reference to Global's Quarterly Report on Form 10-Q filed with the SEC on February 16, 1999.

(12) Incorporated by reference to Global's Current Report on Form 8-K filed with the SEC on July 6, 1999.

+       Filed herewith.

*       Management contract or compensatory plan, contract or arrangement.

**      Confidential treatment has been granted for portions of this exhibit.


      (b) Reports on Form 8-K

      The Company filed no reports on Form 8-K during the last quarter of the fiscal year ended March 31, 2000.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Global Imaging Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     Global Imaging Systems, Inc.

                                     By:   /s/ Thomas S. Johnson
                                           -------------------------------------
                                           Thomas S. Johnson
                                           President and Chief Executive Officer


Date: June 23, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of June 23, 2000.

                           Name                                                          Title
                           ----                                                          -----
                   /s/ Thomas S. Johnson                           President, Chief Executive Officer and Director
------------------------------------------------------------           (Principal Executive Officer)
                     Thomas S. Johnson

                                                                   Senior Vice President, Chief Financial Officer,
                   /s/ Raymond Schilling                               Secretary and Treasurer (Principal Financial
------------------------------------------------------------           and Accounting Officer)
                     Raymond Schilling


                     /s/ Carl D. Thoma                             Chairman of the Board
------------------------------------------------------------
                       Carl D. Thoma

                   /s/ Bruce D. Gorchow                            Director
------------------------------------------------------------
                     Bruce D. Gorchow

                 /s/ William C. Kessinger                          Director
------------------------------------------------------------
                   William C. Kessinger

                     /s/ Mark M. Lloyd                             Director
------------------------------------------------------------
                       Mark M. Lloyd

                   /s/ Edward N. Patrone                           Director
------------------------------------------------------------
                     Edward N. Patrone

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Global Imaging Systems, Inc.

We have audited the consolidated financial statements of Global Imaging Systems, Inc. as of March 31, 2000 and 1999, and for each of the three years in the period ended March 31, 2000, and have issued our report thereon dated May 12, 2000. Our audits also included the financial statement schedule listed in Item 14(a) of this Annual Report (Form 10-K). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                       /s/ Ernst & Young LLP

Tampa, Florida,
May 12, 2000

                          GLOBAL IMAGING SYSTEMS, INC.

                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

      Reserve for returns and allowances and bad debts:

                                                                    Additions
                                                           ----------------------------
                                             Balance at
                                               the            Charged to     Charged to                     Balance at
                                            Beginning of      Costs and        Other                        the End of
                                             the period       Expenses      Accounts (1)    Deductions      the period
                                           ------------    ------------   -------------   ------------    ------------
Year Ended:
    March 31, 1998....................      $  309,044        $289,879        $532,689       $261,068      $  870,544
    March 31, 1999....................      $  870,544        $345,993        $472,583       $335,888      $1,353,232
    March 31, 2000....................      $1,353,232        $532,677        $585,529       $407,253      $2,064,185

      Reserve for excess and slow-moving inventory:

                                                                    Additions
                                                           ----------------------------

                                             Balance at
                                               the            Charged to     Charged to                     Balance at
                                            Beginning of      Costs and        Other                        the End of
                                             the period       Expenses      Accounts (1)    Deductions      the period
                                           ------------    ------------   -------------   ------------    ------------
Year Ended:
    March 31, 1998....................      $  326,099        $888,802      $  686,877     $  606,758      $1,295,020
    March 31, 1999....................      $1,295,020        $759,721      $1,160,660     $1,004,646      $2,210,755
    March 31, 2000....................      $2,210,755        $531,675      $1,648,151     $1,591,705      $2,798,876

------------
(1) These amounts primarily represent reserve balances acquired in connection with business combinations.

                                INDEX TO EXHIBITS
Exhibit
 No.     Description
 ---     -----------

3.1 Amended and Restated Certificate of Incorporation of Global Imaging Systems, Inc. (1)

3.2      Amended and Restated Bylaws of Global Imaging Systems, Inc. (1)

4.1      Specimen common stock certificate. (1)

4.2 Indenture dated as of March 8, 1999 between Global, the subsidiary guarantors and United States Trust Company of New York, as Trustee, relating to the 10 3/4% Senior Subordinated Notes Due 2007. (2)

4.3 Schedule of Supplemental Indentures adding additional subsidiary guarantors. (Form of Supplemental Indenture is included in Indenture filed as Exhibit 4.2). (3)

4.4      Form of Exchange Note. (2)

4.5 Credit Agreement, dated as of June 23, 1999, by and among Global and certain of its subsidiaries, as Borrowers, the Lenders referred to therein, First Union National Bank, as Administrative Agent, Key Corporate Capital Inc., as Syndication Agent, and ScotiaBanc, Inc., as Documentation Agent. (3)

10.1 Registration Agreement, dated as of June 9, 1994, as amended, by and among Global and the stockholders identified therein. (4)

10.2 Termination Agreement, dated as of May 27, 1998, by and among Global; Golder, Thoma, Cressey, Rauner Fund IV L.P. ("FUND IV"); Golder, Thoma, Cressey, Rauner, Inc.; and the stockholders identified therein. (5)

10.3 Senior Executive Agreement, dated as of April 1, 1999, by and between Global and Thomas S. Johnson (6)*

10.4 Senior Executive Agreement, dated as of April 1, 2000, by and between Global and Raymond Schilling*+

10.5 Senior Executive Agreement, dated as of April 1, 2000, by and between Global and Michael Mueller*+

10.6 Senior Executive Agreement, dated as of April 1, 2000, by and between Global and Alfred N. Vieira*+

10.7 Senior Executive Agreement, dated as of April 1, 2000, by and between Global and Todd S. Johnson*+

10.8     1998 Stock Option and Incentive Plan. (5)*

10.8a    Form of Incentive Stock Option Agreement. (5)*

10.8b    Form of Non-Qualified Stock Option Agreement. (5)*

10.8c    Form of Director's Stock Option Agreement. (5)*

10.8d    Director Non-Incentive Stock Option Agreement. (7)*

10.8e Amendments to Global Imaging Systems, Inc. 1998 Stock Option and Incentive Plan and forms of stock option agreements. (7)

10.9     Form of Supply Agreement between Global and Konica. (8)**

10.10 Non-Exclusive Third Party Lessor Agreement, dated July 16, 1996, as amended, by and between Global and General Electric Capital Corporation. (8)**

10.11 License Agreement, dated as of July 31, 1996, as amended, between Global and Copelco Capital, Inc. (8)**

10.12 Non-Exclusive Third Party Lessor Agreement, dated July 26, 1996, as amended, by and between Global and Tokai Financial Services, Inc. (8)**

10.13 Stock Purchase Agreement, dated as of June 27, 1996 by and among Global as Buyer, Copy Service & Supply, Inc., Office Furniture Concepts, Inc., CSS Leasing, LLC and Terry K. Smith and Crystal E. Smith as Sellers.
         (5)

Exhibit
 No.     Description
 ---     -----------


10.14 Stock Purchase Agreement, dated as of November 13, 1996 by and among Global as Buyer and Southern Business Communications, Inc. and Mark M. Lloyd and Arthur E. Kreps as Sellers. (5)**

10.15 Asset Purchase Agreement, dated as of November 13, 1996 by and among ATS-Atlanta One, LLC as Seller, ATS-Atlanta One, Inc. as Purchaser, and ATS-Atlanta, Inc., Mark M. Lloyd and Arthur E. Kreps. (5)

10.16 Stock Purchase Agreement, dated as of August 7, 1997 by and among Global, ESI Acquisition Corporation as Buyer, Electronic Systems, Inc. ("ESI") and the Shareholders of ESI as Sellers. (5)**

10.17 Stock Purchase Agreement, dated as of August 29, 1997 by and among Global, Conway Office Products as Buyer, Eastern Copy Products, Inc. and Michael E. Kleinhans as Seller. (5)

10.18 Stock Purchase Agreement, dated as of September 30, 1997 by and among Global as Buyer, Duplicating Specialties, Inc. (d/b/a Copytronix) and Dean Groves as Seller. (5)**

10.19 Stock Purchase Agreement, dated as of September 30, 1997 by and among Global as Buyer, Quality Business Systems, Inc. and Gary Stevens as Seller. (5)**

10.20 Stock Purchase Agreement, dated as of September 30, 1997 by and among Global as Buyer, Cascade Office Systems, Inc. and Fred Woodard as Seller. (5)**

10.21 Stock Purchase Agreement, dated as of December 23, 1997 by and among Global, ESI as Buyer, Electronic Systems of Richmond, Inc. ("ESRI") and the Shareholders of ESRI as Seller. (5)**

10.22 Stock Purchase Agreement, dated as of December 31, 1997, as assigned, by and among Global, Connecticut Business Systems, Inc. as Buyer, and Global, Michael E. Shea, Jr. and Peter Wenzke as Sellers. (5)**

10.23 Asset Purchase Agreement, dated as of February 26, 1998 by and among Connecticut Systems, Inc., Bloom's Business Systems, a division of Bloom's Incorporated, the Assets and Bloom's Incorporated as Seller.
         (5)**

10.24 Stock Purchase Agreement, dated as of November 13, 1996, by and among Global as Buyer, Southern Business Communications of D.C., Inc., and George Gough, Mark M. Lloyd, and Arthur E. Kreps as Sellers. (5)

10.25 Equity Subscription Agreement, dated as of March 27, 1998, by and among Global, FUND IV, JNL and Thomas S. Johnson. (5)

10.26 Form of Indemnification Agreement between Global and its directors and executive officers. (1)*

10.27 Stock Purchase Agreement, dated as of August 31, 1998, by and among Global and Southern Business Communications, Inc. ("SBC") as Buyer, Centre Business Products, Inc., and the shareholders thereof, as Sellers. (3)

10.28 Stock Purchase Agreement, dated as of September 16, 1998, by and among Global, Carr Acquisition Corporation, as buyer, Carr Business Machines of Great Neck Inc. (d/b/a Carr Business Systems) and its Shareholders, as Sellers. (9)

10.29 Stock Purchase Agreement, dated as of September 28, 1998, by and among Global and SBC as Buyer, ProView, Inc., and the Shareholders thereof, as Sellers. (3)

10.30 Stock Purchase Agreement, dated as of November 19, 1998, by and among Global as Buyer, Capitol Office Solutions, Inc., FUND IV, Armen Manoogian, and the other persons named therein as Sellers. (10)

10.31 Stock Purchase Agreement, dated as of December 22, 1998, by and among Global as Buyer, Distinctive Business Products, Inc., and the shareholders thereof, as Sellers. (11)

10.32 Merger Agreement and Plan of Merger, dated as of February 26, 1999, by and among Global, Dahill Acquisition, Inc., Dahill Industries, Inc. and Randall E. Davidson. (2)

Exhibit
 No.     Description
 ---     -----------

10.33 Registration Rights Agreement, dated March 8, 1999, by and among Global, the subsidiary guarantors, First Union Capital Markets Corp., Prudential Securities Incorporated, Raymond James & Associates, Inc. and Scotia Capital Markets (USA) Inc. (2)

10.34 Merger Agreement, dated June 24, 1999, by and among Global, Lewan Acquisition, Inc., Lewan & Associates, Inc. and the shareholders of Lewan & Associates, Inc. (12)

11.1 Statement regarding computation of per share earnings (See Consolidated Statements of Operations for the years ended March 31, 2000, 1999 and 1998 incorporated herein and Note 7 to the Notes to Consolidated Financial Statements for the same period).+

13.1 Incorporated portions of Annual Report to Stockholders for the Year Ended March 31, 2000.+

21.1     Subsidiaries of Global.+

23.1     The consent of Ernst & Young LLP.+

27.1     Financial Data Schedule.+

-----------
(1) Incorporated by reference to Global's Registration Statement on Form S-1, No. 333-48103, as filed with the SEC on May 8, 1998.

(2) Incorporated by reference to Global's Registration Statement on Form S-4, No. 333-78093, as filed with the SEC on May 7, 1999.

(3) Incorporated by reference to Global's Registration Statement on Form S-4, No. 333-78093, as filed with the SEC on July 27, 1999.

(4) Incorporated by reference to Global's Registration Statement on Form S-1, No. 333-48103, as filed with the SEC on March 17, 1998

(5) Incorporated by reference to Global's Registration Statement on Form S-1, No. 333-48103, as filed with the SEC on June 11, 1998.

(6) Incorporated by reference to Global's Quarterly Report on Form 10-Q filed with the SEC on February 14, 2000.

(7) Incorporated by reference to Global's Registration Statement on Form S-8, No. 333-80801, as filed with the SEC on June 16, 1999.

(8) Incorporated by reference to Global's Registration Statement on Form S-1, No. 333-48103, as filed with the SEC on March 27, 1998.

(9) Incorporated by reference to Global's Current Report on Form 8-K, as filed with the SEC on September 29, 1998.

(10) Incorporated by reference to Global's Current Report on Form 8-K, as filed with the SEC on January 5, 1999.

(11) Incorporated by reference to Global's Quarterly Report on Form 10-Q filed with the SEC on February 16, 1999.

(12) Incorporated by reference to Global's Current Report on Form 8-K filed with the SEC on July 6, 1999.

+       Filed herewith.

*       Management contract or compensatory plan, contract or arrangement.

**      Confidential treatment has been granted for portions of this exhibit.