Form 10-Q
period 2000-06-30
GLOBAL IMAGING SYSTEMS INC
filed 2000-08-11
CIK 1050167

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
         ____________________ TO _______________________

         Commission File Number:  000-24373


                          GLOBAL IMAGING SYSTEMS, INC.
-------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE                                   59-3247752
----------------------------------------   ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


3820 Northdale Boulevard, Suite 200A       33624
Tampa, Florida
----------------------------------------   ------------------------------------
(Address of Principal executive offices)   (Zip Code)

REGISTRANT'S TELEPONE NUMBER, INCLUDING AREA CODE:    813-960-5508



--------------------------------------------------------------------------------
          (FORMER NAME OR FORMER ADDRESS, IF CHANGED SINCE LAST REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The registrant had 18,132,887 Shares of Common Stock, $.01 par value, outstanding as of August 9, 2000.

                                      INDEX

                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

ITEM 1 - Consolidated Financial Statements

      Consolidated Balance Sheets as of June 30, 2000 (Unaudited)
      and March 31, 2000                                                     3

      Consolidated Statements of Operations for the three months ended
      June 30, 2000 and 1999 (Unaudited)                                     4

      Consolidated Statements of Cash Flows for the three months ended
      June 30, 2000 and 1999 (Unaudited)                                     5

      Consolidated Statement of Stockholders' Equity for the three months
      ended June 30, 2000 (Unaudited)                                        6

      Notes to Consolidated Financial Statements (Unaudited)                 7


ITEM 2 - Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       9


ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk         13


PART II - OTHER INFORMATION

ITEM 6 - Exhibits and Reports on Form 8-K                                   14


SIGNATURE                                                                   15

EXHIBIT INDEX                                                               16

PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

GLOBAL IMAGING SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                       June 30,              March 31,
                                                                                         2000                  2000
                                                                                  -------------------    -------------------
ASSETS                                                                               (Unaudited)
Current assets:
  Cash and cash equivalents                                                                   $2,435                 $3,629
  Accounts receivable, net of allowance for doubtful accounts ($2,060
  and $2,064 at June 30, 2000 and March 31, 2000, respectively)                               71,955                 69,163
  Inventories                                                                                 58,067                 57,560
  Deferred income taxes                                                                        3,650                  3,276
  Prepaid expenses and other current assets                                                    4,370                  2,665
  Income taxes receivable                                                                          -                  2,118
                                                                                  -------------------    -------------------
      Total current assets                                                                   140,477                138,411
Rental equipment, net                                                                         10,870                  9,073
Property and equipment, net                                                                    9,129                  8,520
Other assets                                                                                   1,806                  1,808
Intangible assets, net:
  Goodwill                                                                                   276,683                268,517
  Noncompete agreements                                                                        1,838                  1,908
  Financing fees                                                                               5,200                  5,328
                                                                                  -------------------    -------------------
      Total assets                                                                          $446,003               $433,565
                                                                                  ===================    ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                           $27,313                $26,540
  Accrued liabilities                                                                          6,271                  7,614
  Accrued compensation and benefits                                                            8,764                  9,642
  Accrued interest                                                                             4,177                  1,734
  Current maturities of long-term debt                                                         4,587                  4,280
  Deferred revenue                                                                            23,134                 21,284
  Income taxes payable                                                                           724                      -
                                                                                  -------------------    -------------------
      Total current liabilities                                                               74,970                 71,094
Deferred income taxes                                                                          1,790                  1,416
Long-term debt, less current maturities                                                      255,307                243,442
                                                                                  -------------------    -------------------
      Total liabilities                                                                      332,067                315,952
Stockholders' equity:
  Preferred stock, $.01 par value:
     10,000,000 shares authorized:  No shares issued.                                              -                      -
  Common stock, $.01 par value:
     50,000,000 shares authorized:  19,225,086 shares issued; 18,428,612 and 19,223,491 shares outstanding at June 30, 2000 and March 31,
     2000, respectively                                                                          192                    192
  Common stock held in treasury, at cost                                                     (7,269)                   (35)
  Additional paid-in capital                                                                  91,475                 91,475
  Retained earnings                                                                           29,538                 25,981
                                                                                  -------------------    -------------------
      Total stockholders' equity                                                             113,936                117,613
                                                                                  -------------------    -------------------
      Total liabilities and stockholders' equity                                            $446,003               $433,565
                                                                                  ===================    ===================

                            See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                             Three Months Ended
                                                                                                  June 30,
                                                                                         2000                   1999
                                                                                  -------------------    -------------------
Revenues:
  Equipment and supplies sales                                                              $102,794                $75,532
  Service and rentals                                                                         34,123                 24,992
                                                                                  -------------------    -------------------
      Total revenues                                                                         136,917                100,524

Costs and operating expenses:
  Cost of equipment and supplies sales                                                        69,474                 51,572
  Service and rental costs                                                                    17,072                 12,274
  Selling, general and administrative expenses                                                34,715                 23,403
  Intangible asset amortization                                                                2,439                  1,744
                                                                                  -------------------    -------------------
      Total costs and operating expenses                                                     123,700                 88,993
                                                                                  -------------------    -------------------
Income from operations                                                                        13,217                 11,531
Interest expense                                                                               6,660                  4,243
                                                                                  -------------------    -------------------
Income before income taxes                                                                     6,557                  7,288
Income taxes                                                                                   3,000                  3,200
                                                                                  -------------------    -------------------
Income before extraordinary item                                                               3,557                  4,088
Extraordinary charge for early retirement of debt, net of tax benefit
    of $436                                                                                        -                  (654)
                                                                                  -------------------    -------------------
Net income                                                                                    $3,557                 $3,434
                                                                                  ===================    ===================
Basic earnings per share:
Income before extraordinary item                                                               $0.19                  $0.22
Extraordinary charge for early retirement of debt, net of tax benefit
    of $436                                                                                        -                 (0.04)
                                                                                  -------------------    -------------------
Net income per share                                                                           $0.19                  $0.18
                                                                                  ===================    ===================
Diluted earnings per share:
Income before extraordinary item                                                               $0.19                  $0.22
Extraordinary charge for early retirement of debt, net of tax benefit
    of $436                                                                                        -                 (0.04)
                                                                                  -------------------    -------------------
Net income per share                                                                           $0.19                  $0.18
                                                                                  ===================    ===================
Weighted average number of shares outstanding:
    Basic                                                                                     19,001                 18,745
    Diluted                                                                                   19,014                 18,911

                            See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(IN THOUSANDS)

                                                                                             Three Months Ended
                                                                                                  June 30,
                                                                                         2000                   1999
                                                                                  -------------------    -------------------
Operating activities:
Net income                                                                                    $3,557                 $3,434
Adjustments to reconcile net income to net cash provided
  by operating activities:
      Depreciation                                                                             2,536                  1,603
      Amortization                                                                             2,682                  1,917
      Extraordinary charge for early retirement of debt                                            -                    654
      Deferred income taxes                                                                       40                    234
Changes in operating assets and liabilities, net of amounts
  acquired in purchase business combinations:
      Accounts receivable                                                                    (2,059)                (4,260)
      Inventories                                                                                218                  2,439
      Prepaid expenses and other current assets                                              (1,705)                  (741)
      Other assets                                                                                10                    326
      Accounts payable                                                                           498                  1,048
      Accrued liabilities, compensation and benefits                                            (64)                  1,477
      Deferred revenue                                                                         1,592                    300
      Income taxes payable                                                                     2,802                  1,074
                                                                                  -------------------    -------------------
Net cash provided by operating activities                                                     10,107                  9,505

Investing activities:
Purchase of property, equipment and rental equipment                                         (3,806)                (1,493)
Payment for purchase of businesses, net of cash acquired                                    (12,318)               (46,024)
                                                                                  -------------------    -------------------
Net cash used in investing activities                                                       (16,124)               (47,517)

Financing activities:
Borrowings under line of credit                                                               13,000                115,000
Payments under line of credit                                                                  (813)               (68,000)
Reduction of other debt                                                                         (15)                   (68)
Financing fees                                                                                 (115)                (2,585)
Cost of treasury stock                                                                       (7,234)                      -
                                                                                  -------------------    -------------------
Net cash provided by financing activities                                                      4,823                 44,347
                                                                                  -------------------    -------------------
Net increase (decrease) in cash and cash equivalents                                         (1,194)                  6,335
Cash and cash equivalents, beginning of period                                                 3,629                  5,175
                                                                                  -------------------    -------------------
Cash and cash equivalents, end of period                                                      $2,435                $11,510
                                                                                  ===================    ===================

                            See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
(IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                            Common Stock
                                     ----------------------------                 Additional
                                                                    Treasury       Paid-in       Retained
                                        Shares       Par Value       Stock         Capital       Earnings        Total
                                     -------------- ------------- -------------  ------------- ------------- --------------

Balances at March 31, 2000             19,223,491           $192         $(35)        $91,475       $25,981      $117,613

Common stock repurchases                 (794,879)                     (7,234)                                     (7,234)
Net income                                                                                            3,557         3,557

                                     -------------- ------------- -------------  ------------- ------------- --------------
Balances at June 30, 2000              18,428,612           $192      $(7,269)        $91,475       $29,538      $113,936
                                     ============== ============= =============  ============= ============= ==============

                            See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 1.  BASIS OF PRESENTATION

      The accompanying consolidated balance sheet as of June 30, 2000, consolidated statements of operations for the three months ended June 30, 2000 and 1999, the consolidated statements of cash flows for the three months ended June 30, 2000 and 1999, and the consolidated statement of stockholders' equity for the three months ended June 30, 2000 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Global Imaging Systems, Inc. (together with its subsidiaries, "Global" or the "Company") Annual Report for the year ended March 31, 2000. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

      The following table reconciles the numerators and denominators of the basic and diluted EPS computations (shares in thousands):

                                                                            For Three Months Ended
                                                                    ---------------------------------------
                                                                        June 30,             June 30,
                                                                          2000                 1999
                                                                    ------------------   ------------------
Numerator:
  Income before extraordinary item                                          $3,557               $4,088
  Extraordinary charge for early retirement of debt,
    net of tax benefit                                                           -                 (654)
  Numerator for basic and diluted earnings per share                        $3,557               $3,434
                                                                    ==================   ==================
Denominator:
  Denominator for basic earnings per share                                  19,001               18,745
  Effect of dilutive securities:
    Employee stock options                                                      13                  166
                                                                    ------------------   ------------------
  Denominator for diluted earnings per share-adjusted
    weighted average shares                                                 19,014               18,911
                                                                    ==================   ==================

NOTE 3.   ACQUISITIONS

      During the three months ended June 30, 2000 the Company acquired three businesses that provide office-imaging solutions and network integration services. Aggregate consideration for these acquisitions was approximately $11,423 in cash and acquisition related expenses of $71. Liabilities totaling approximately $727 were assumed by the Company in connection with these acquisitions. Goodwill of approximately $9,090 was recorded related to these acquisitions. These acquisitions were accounted for by the purchase method of accounting and accordingly are included in the results of operations from their dates of acquisition.

      Under the terms of one of its acquisition agreements entered into during the three months ended June 30, 2000, the Company is committed to make contingent payments (the Earn-out) of up to $1,800 in cash to the former owners of the acquired company on or before March 31, 2003. These contingent payments are based on the future profitability, specifically earnings before interest and taxes, of the acquired company.

      The unaudited pro forma results presented below include the effects of the Company's acquisitions as if they had been consummated as of April 1, 1999. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated at the beginning of the year prior to acquisition.

                                                                                             Unaudited Pro forma
                                                                                         Three Months ended June 30,
                                                                                  ------------------------------------------
                                                                                         2000                   1999
                                                                                  -------------------    -------------------
Revenues...................................................................                 $137,517               $125,107
Income before extraordinary item...........................................                    3,533                  2,730
Less extraordinary item....................................................                       -                   (654)
                                                                                  -------------------    -------------------
Net income.................................................................                   $3,533                 $2,076
                                                                                  ===================    ===================
Basic earnings per share:
    Income before extraordinary item.......................................                    $0.19                  $0.14
    Net income per share...................................................                    $0.19                  $0.11
Diluted earnings per share:
    Income before extraordinary item.......................................                    $0.19                  $0.14
    Net income per share...................................................                    $0.19                  $0.11

NOTE 4.  STOCK OPTION PLAN

      In 1998, the Board of Directors adopted a stock option plan and approved a number of stock option grants to be effective upon the closing of the initial public offering. Under the terms of the stock option plan 1,820,000 shares of the Company's common stock may be sold pursuant to stock options or granted or sold as restricted stock to directors, officers, employees, and consultants to the Company. As of June 30, 2000, options to purchase 1,437,425 shares of the Company's common stock were outstanding under the stock option plan. During the three months ended June 30, 2000, options to purchase an aggregate of 119,000 shares were granted with exercise prices ranging from $8.00 to $12.00 per share. In addition to options outstanding under the plan, 10,000 shares of Global's common stock are issuable upon the exercise of an option granted outside the plan. This option is exercisable at a price of $12.00 per share.

NOTE 5.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

      The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes included elsewhere in this Report on Form 10-Q and the Company's annual report for the year ended March 31, 2000. Much of the discussion in this section involves forward-looking information. Global's actual results may differ significantly from the results suggested by these forward-looking statements. Some factors that may cause the Company's results to differ from these statements are described in the "Risk Factors" section of the Company's Report on Form 10-K for the year ended March 31, 2000.

Overview

      Global was founded in June 1994 with the goal of becoming a leading consolidator in the highly fragmented office imaging solutions industry. Global is a rapidly growing provider of a number of office imaging solutions. This includes the sale and service of automated office equipment such as copiers, facsimile machines, printers and duplicators, network integration services, electronic presentation equipment and document imaging management ("DIM") systems. From its founding through June 30, 2000, Global has acquired thirteen core companies in the United States, two stand-alone companies, and 29 additional satellite companies that have been integrated into the core companies. The first acquisition was completed in August 1994. Management believes the acquired businesses and other businesses that Global plans to acquire will benefit from various Global programs and operating strategies. These benefits include increased operating efficiencies, the support of experienced and professional senior management, expansion of the types of office imaging products and services offered, increased access to capital, and increased emphasis on financial management.

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

                                                                                          Three Months Ended
                                                                           -------------------------------------------------
                                                                                 June 30,                    June 30,
                                                                                   2000                        1999
                                                                           ----------------------      ---------------------
Revenues:
  Equipment and supplies sales.........................................             75.1%                       75.1%
  Service and rentals..................................................             24.9                        24.9
                                                                           ----------------------      ---------------------
Total revenues.........................................................            100.0                       100.0
Cost and operating expenses:
  Cost of equipment and supplies sales.................................             50.7                        51.3
  Service and rental costs.............................................             12.5                        12.2
  Selling, general, and administrative expenses........................             25.3                        23.3
  Intangible asset amortization........................................              1.8                         1.7
                                                                           ----------------------      ---------------------
Total costs and operating expenses.....................................             90.3                        88.5
                                                                           ----------------------      ---------------------
Income from operations.................................................              9.7                        11.5
Interest expense.......................................................              4.9                         4.2
                                                                           ----------------------      ---------------------

Income before income taxes and extraordinary item......................              4.8                         7.3
Income taxes...........................................................              2.2                         3.2
                                                                           ----------------------      ---------------------
Income before extraordinary item.......................................              2.6                         4.1
Extraordinary charge for early retirement of debt, net of tax
  benefit..............................................................                -                         (.7)
                                                                           ----------------------      ---------------------
Net income.............................................................              2.6%                        3.4%
                                                                           ======================      =====================


THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

      Revenues

      Total revenues for the three months ended June 30, 2000 increased to $136,917, 36.2% higher than total revenues of $100,524 for the same period in 1999. The majority of revenue growth was due to the acquisition of businesses during 1999 and 2000, with the remainder coming from internal growth.

      The revenue growth rate for the three months ended June 30, 2000 decreased from the growth rate for the three months ended June 30, 1999 due to a decrease in the acquisition rate compared to the revenue base, and increased competition from direct sources, including internet-based sources for electronic presentation systems and network integration services.

      Sales of equipment and supplies for the three months ended June 30, 2000 increased to $102,794, 36.1% higher than sales of equipment and supplies of $75,532 for the same period in 1999.

      Service and rental revenues for the three months ending June 30, 2000 increased to $34,123, 36.5% higher than service and rental revenues of $24,992 for the same period in 1999.

      Gross Profit

      Gross profit for the three months ending June 30, 2000 increased to $50,371, 37.3% higher than gross profit of $36,678 for the same period in 1999. When viewed as a percent of total revenue, gross profit was 36.8% for the three months ending June 30, 2000 versus 36.5% for the same period in 1999. Office equipment dealers typically receive a higher percentage of total revenues from service and rentals, while network integration, electronic presentation systems and DIM systems dealers derive a higher percentage of total revenues from sales of equipment and supplies. The automated office equipment component of sales of the businesses acquired in 1999 and 2000 had higher equipment and supplies gross margins than Global's existing businesses. Combined service and rental gross profit margins were 50.0% for the three months ended June 30, 2000 and 50.9% for the same period in 1999.

      Selling, General and Administrative Expenses

      Selling, general and administrative expenses for the three months ending June 30, 2000 increased to $34,715, 48.3% higher than selling, general and administrative expenses of $23,403 for the same period in 1999, while revenues increased 36.2% for the three months ending June 30, 2000 compared to 1999. The increase in expenses was mostly due to the acquisition of businesses in 1999 and 2000. The increase in expenses as a percentage of revenues was the result of the number of automated office equipment companies acquired during the fiscal year ended March 31, 2000 and the first three months of the fiscal year ending March 31, 2001. Automated office equipment businesses typically have higher selling, general and administrative expense to revenue ratios than do network integration, electronic presentation, or DIM system dealers.

      Intangible Asset Amortization

      Intangible asset amortization was $2,439 for the three months ended June 30, 2000. During the same period in 1999, asset amortization was $1,744. Asset amortization includes the amortization of goodwill and non-compete agreements from acquisitions.

      Income From Operations

      Income from operations for the three months ended June 30, 2000 was $13,217, 14.6% higher than $11,531 from the same period in 1999.

      Interest Expense

      Interest expense for the three months ended June 30, 2000 was $6,660, 57.0% higher than $4,243 from the same period in 1999. The increase was due to higher borrowing rates and a higher borrowing base.

      Income Taxes

      The provision for income taxes for the three months ended June 30, 2000 was $3,000, 6.3% less than $3,200 from the same period in 1999. The decrease in income taxes was primarily due to decreased pre-tax income. The effective income tax rate increased from 43.9% for the three months ending June 30, 1999 to 45.8% for the three months ended June 30, 2000. The effective income tax rate for 1999 and 2000 was higher than the federal statutory rate of 35.0% plus state and local taxes, primarily due to non-deductible goodwill amortization relating to businesses acquired.

      Extraordinary Charges

      In June 1999, the Company retired $62,000 of long-term debt payable under the First Union Credit Agreement due in 2003. The write off of the deferred financing costs of $1,090 related to the retired debt resulted in an extraordinary charge of $654 ($.04 per share), net of the related income tax benefit of $436.

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

      Under the terms of seven of its acquisition agreements, Global may be required to make additional payments of up to $25,700 in cash and issue common stock valued at up to $6,600 over the next five years to certain former owners of the businesses it has acquired based on the profitability of those businesses during such time period.

      For the three months ended June 30, 2000 the net cash provided by operations was $10,107 and for the three months ended June 30, 1999 the net cash provided by operations was $9,505. For the three months ended June 30, 2000 and for the three months ended June 30, 1999 Global's net cash used in investing activities was $16,124 and $47,517, respectively, primarily for the purchase of businesses. For the three months ended June 30, 2000 and the three months ended June 30, 1999, Global's net cash provided by financing activities was $4,823 and $44,347, respectively. Net cash provided by financing activities consists of net borrowings, reduced by $7,234 as part of the stock repurchase program, under which the Company is authorized to repurchase up to $10,000 of its common stock, which Global adopted on March 31, 2000 and commenced on May 11, 2000. As of June 30, 2000, Global had repurchased 794,879 shares of its common stock at an average price of $9.10 per share.

      As of June 30, 2000, the Company had $87,000 borrowing availability under our senior credit facility. Due to increases in interest rates the Company anticipates reduced borrowings for acquisition activity compared to the levels of borrowings for acquisitions in the prior fiscal year. The reduced acquisition rate and the continued internally generated cash flows will extend the time frame for the Company to seek additional borrowings in either the capital or equity markets.

RECENT ACCOUNTING PRONOUNCEMENT

      In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which is required to be adopted in years beginning after June 15, 2000. This statement established requirements for accounting and reporting of derivative instruments and hedging activities. Management has not completed an analysis to determine the future impact of this statement on the Company's results of operations.

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

            4.4 Credit Agreement, dated as of June 23, 1999, by and among the Company and certain of its subsidiaries, as Borrowers, the Lenders referred to therein, First Union National Bank, as Administrative Agent, Key Corporate Capital Inc., as Syndication Agent, and ScotiaBanc, Inc., as Documentation Agent (3)

           10.1 Senior Executive Agreement, dated as of April 1, 2000, by and between Global and Raymond Schilling (4)

           10.2 Senior Executive Agreement, dated as of April 1, 2000, by and between Global and Michael Mueller (4)

           10.3 Senior Executive Agreement, dated as of April 1, 2000, by and between Global and Alfred N. Vieira (4)

           10.4 Senior Executive Agreement, dated as of April 1, 2000, by and between Global and Todd S. Johnson (4)

           11.1  Statement of Computation of Per Share Earnings (5)

           27.1  Financial Data Schedule
----------

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

(2) Incorporated by reference to the Company's Registration Statement on Form S-4, No. 333-78093, as filed on May 7, 1999.

(3) Incorporated by reference to the Company's Registration Statement on Form S-4, No. 333-78093, as filed on July 27, 1999.

(4) Incorporated by reference to the Company's Annual Report on Form 10-K as filed on June 26, 2000.

(5)        See Note 2 to the Notes to Consolidated Financial Statements.

         (b)  Reports on Form 8-K.

         The Company did not file any Current Reports on Form 8-K during the three months ended June 30, 2000.

                                    Signature


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                Global Imaging Systems, Inc.
                                                                     --------------------------------------------------------
                                                                                          (Registrant)


                     August 11, 2000                                                  /s/ Raymond Schilling
----------------------------------------------------------           --------------------------------------------------------
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

            10.1 Senior Executive Agreement, dated as of April 1, 2000, by and between Global and Raymond Schilling (4)

            10.2 Senior Executive Agreement, dated as of April 1, 2000, by and between Global and Michael Mueller (4)

            10.3 Senior Executive Agreement, dated as of April 1, 2000, by and between Global and Alfred N. Vieira (4)

            10.4 Senior Executive Agreement, dated as of April 1, 2000, by and between Global and Todd S. Johnson (4)

            11.1 Statement of Computation of Per Share Earnings (5)

            27.1 Financial Data Schedule
----------

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

(2) Incorporated by reference to the Company's Registration Statement on Form S-4, No. 333-78093, as filed on May 7, 1999.

(3) Incorporated by reference to the Company's Registration Statement on Form S-4, No. 333-78093, as filed on July 27, 1999.

(4) Incorporated by reference to the Company's Annual Report on Form 10-K as filed on June 26, 2000.

(5)         See Note 2 to the Notes to Consolidated Financial Statements.