Form 10-Q
period 2000-09-30
GLOBAL IMAGING SYSTEMS INC
filed 2000-11-13
CIK 1050167

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ________________ TO __________________

     Commission File Number:  000-24373


                         GLOBAL IMAGING SYSTEMS, INC.
--------------------------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE                                    59-3247752
-----------------------------------------   ----------------------------------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION
INCORPORATION OR ORGANIZATION)              NO.)


3820 Northdale Boulevard, Suite 200A        33624
Tampa, Florida
-----------------------------------------   ----------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)    (ZIP CODE)

REGISTRANT'S TELEPONE NUMBER, INCLUDING AREA CODE: 813-960-5508


________________________________________________________________________________
         (FORMER NAME OR FORMER ADDRESS, IF CHANGED SINCE LAST REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The registrant had 18,096,787 Shares of Common Stock, $.01 par value, outstanding as of November 10, 2000.

                                     INDEX

                                                                                     Page
                                                                                     ----
PART I - FINANCIAL INFORMATION

ITEM 1 - Consolidated Financial Statements

     Consolidated Balance Sheets as of September 30, 2000 (Unaudited)
     and March 31, 2000                                                                 3

     Consolidated Statements of Operations for the three months ended
     September 30, 2000 and 1999 (Unaudited)                                            4

     Consolidated Statements of Operations for the six months ended
     September 30, 2000 and 1999 (Unaudited)                                            5

     Consolidated Statements of Cash Flows for the six months ended
     September 30, 2000 and 1999 (Unaudited)                                            6

     Consolidated Statement of Stockholders' Equity for the six months
     ended September 30, 2000 (Unaudited)                                               7

     Notes to Consolidated Financial Statements (Unaudited)                             8


ITEM 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                     10



PART II - OTHER INFORMATION


ITEM 4 - Submission of Matters to a Vote of Security Holders                           16


ITEM 6 - Exhibits and Reports on Form 8-K                                              17


SIGNATURE                                                                              18

EXHIBIT INDEX                                                                          19

PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

GLOBAL IMAGING SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                    September 30,          March 31,
                                                                                         2000                2000
                                                                                 -------------------    -------------------
ASSETS                                                                               (Unaudited)
Current assets:
  Cash and cash equivalents                                                      $             1,949    $             3,629
  Accounts receivable, net of allowance for doubtful accounts ($2,191
  and $2,064 at September 30, 2000 and March 31, 2000, respectively)                          86,857                 69,163
  Inventories                                                                                 57,112                 57,560
  Deferred income taxes                                                                        3,655                  3,276
  Prepaid expenses and other current assets                                                    3,806                  2,665
  Income taxes receivable                                                                        244                  2,118
                                                                                 -------------------    -------------------
      Total current assets                                                                   153,623                138,411
Rental equipment, net                                                                         11,461                  9,073
Property and equipment, net                                                                    9,491                  8,520
Other assets                                                                                   2,500                  1,808
Intangible assets, net:
  Goodwill                                                                                   282,037                268,517
  Noncompete agreements                                                                        1,738                  1,908
  Financing fees                                                                               4,987                  5,328
                                                                                 -------------------    -------------------
      Total assets                                                               $           465,837    $           433,565
                                                                                 ===================    ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                               $            29,643    $            26,540
  Accrued liabilities                                                                          6,987                  7,614
  Accrued compensation and benefits                                                           10,493                  9,642
  Accrued interest                                                                             1,649                  1,734
  Current maturities of long-term debt                                                         4,945                  4,280
  Deferred revenue                                                                            24,231                 21,284
                                                                                 -------------------    -------------------
      Total current liabilities                                                               77,948                 71,094
Deferred income taxes                                                                          2,173                  1,416
Long-term debt, less current maturities                                                      270,273                243,442
                                                                                 -------------------    -------------------
      Total liabilities                                                                      350,394                315,952

Stockholders' equity:
  Preferred stock, $.01 par value:
     10,000,000 shares authorized:  No shares issued.                                              -                      -
  Common stock, $.01 par value:
     50,000,000 shares authorized:  19,225,086 shares issued; 18,112,887 and 19,223,491 shares outstanding at September 30, 2000 and March 31,
     2000, respectively                                                                          192                    192
  Common stock held in treasury, at cost                                                      (9,940)                   (35)
  Additional paid-in capital                                                                  91,475                 91,475
  Retained earnings                                                                           33,716                 25,981
                                                                                 -------------------    -------------------
      Total stockholders' equity                                                             115,443                117,613
                                                                                 -------------------    -------------------
      Total liabilities and stockholders' equity                                 $           465,837    $           433,565
                                                                                 ===================    ===================

                            See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                          Three Months Ended
                                                                             September 30,
                                                                      2000                   1999
                                                               -------------------    -------------------
Revenues:
  Equipment and supplies sales                                 $           116,379    $            91,281
  Service and rentals                                                       34,752                 29,742
                                                               -------------------    -------------------
      Total revenues                                                       151,131                121,023
Costs and operating expenses:
  Cost of equipment and supplies sales                                      80,106                 63,509
  Service and rental costs                                                  17,890                 14,446
  Selling, general and administrative expenses                              35,796                 26,982
  Intangible asset amortization                                              2,443                  1,980
                                                               -------------------    -------------------
      Total costs and operating expenses                                   136,235                106,917
                                                               -------------------    -------------------
Income from operations                                                      14,896                 14,106
Interest expense                                                             7,144                  5,517
                                                               -------------------    -------------------
Income before income taxes                                                   7,752                  8,589
Income taxes                                                                 3,574                  3,800
                                                               -------------------    -------------------
Net income                                                     $             4,178    $             4,789
                                                               ===================    ===================

Net income per common share:
    Basic                                                      $              0.23    $              0.25
                                                               ===================    ===================
    Diluted                                                    $              0.23    $              0.25
                                                               ===================    ===================

Weighted average number of shares outstanding:
    Basic                                                                   18,196                 19,022
    Diluted                                                                 18,196                 19,329

                            See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                              Six Months Ended
                                                                                                September 30,
                                                                                         2000                   1999
                                                                                 -------------------    -------------------
Revenues:
  Equipment and supplies sales                                                   $           219,173    $           166,813
  Service and rentals                                                                         68,875                 54,734
                                                                                 -------------------    -------------------
      Total revenues                                                                         288,048                221,547
Costs and operating expenses:
  Cost of equipment and supplies sales                                                       149,580                115,081
  Service and rental costs                                                                    34,962                 26,720
  Selling, general and administrative expenses                                                70,511                 50,385
  Intangible asset amortization                                                                4,882                  3,724
                                                                                 -------------------    -------------------
      Total costs and operating expenses                                                     259,935                195,910
                                                                                 -------------------    -------------------
Income from operations                                                                        28,113                 25,637
Interest expense                                                                              13,804                  9,760
                                                                                 -------------------    -------------------
Income before income taxes and extraordinary item                                             14,309                 15,877
Income taxes                                                                                   6,574                  7,000
                                                                                 -------------------    -------------------
Income before extraordinary item                                                               7,735                  8,877
Extraordinary charge for early retirement of debt, net of tax
  benefit of $436                                                                                  -                   (654)
                                                                                 -------------------    -------------------
Net income                                                                       $             7,735    $             8,223
                                                                                 ===================    ===================


Basic earnings per share:
Income before extraordinary item                                                 $              0.42    $              0.47
Extraordinary charge for early retirement of debt, net of tax benefit
  of $436                                                                                          -                  (0.03)
                                                                                 -------------------    -------------------
Net income per share                                                             $              0.42    $              0.44
                                                                                 ===================    ===================

Diluted earnings per share:
Income before extraordinary item                                                 $              0.42    $              0.46
Extraordinary charge for early retirement of debt, net of tax benefit
  of $436                                                                                          -                  (0.03)
                                                                                 -------------------    -------------------
Net income per share                                                             $              0.42    $              0.43
                                                                                 ===================    ===================

Weighted average number of shares outstanding:
  Basic                                                                                       18,596                 18,884
  Diluted                                                                                     18,603                 19,121

                            See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(IN THOUSANDS)

                                                                                              Six Months Ended
                                                                                                September 30,
                                                                                         2000                   1999
                                                                                 -------------------    -------------------
Operating activities:
Net income                                                                       $             7,735    $             8,223
Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation                                                                             5,179                  3,790
      Amortization                                                                             5,354                  4,114
      Extraordinary charge for early retirement of debt                                            -                    654
      Deferred income taxes                                                                      430                   (545)
Changes in operating assets and liabilities, net of amounts acquired in purchase business combinations:
      Accounts receivable                                                                    (15,838)                (9,976)
      Inventories                                                                              1,977                 (2,846)
      Prepaid expenses and other current assets                                               (1,141)                  (558)
      Other assets                                                                              (566)                   399
      Accounts payable                                                                         2,592                   (951)
      Accrued liabilities, compensation and benefits                                          (1,192)                  (959)
      Deferred revenue                                                                         1,712                   (581)
      Income taxes                                                                             1,785                   (569)
                                                                                 -------------------    -------------------
Net cash provided by operating activities                                                      8,027                    195
Investing activities:
Purchase of property, equipment and rental equipment                                          (7,101)                (3,429)
Payment for purchase of businesses, net of cash acquired                                     (20,066)               (47,585)
                                                                                 -------------------    -------------------
Net cash used in investing activities                                                        (27,167)               (51,014)
Financing activities:
Borrowings under line of credit                                                               29,460                119,000
Payments under line of credit                                                                 (1,938)               (68,813)
Reduction of other debt                                                                          (26)                   (83)
Financing fees                                                                                  (131)                (2,854)
Common stock repurchases                                                                      (9,905)                     -
                                                                                 -------------------    -------------------
Net cash provided by financing activities                                                     17,460                 47,250
                                                                                 -------------------    -------------------
Net increase (decrease) in cash and cash equivalents                                          (1,680)                (3,569)
Cash and cash equivalents, beginning of period                                                 3,629                  5,175
                                                                                 -------------------    -------------------
Cash and cash equivalents, end of period                                         $             1,949    $             1,606
                                                                                 ===================    ===================

                            See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
(IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                                    Common Stock
                                       -------------------------------------
                                                                   Held in        Additional
                                                                  Treasury,        Paid-in       Retained
                                         Shares      Par Value     at cost         Capital       Earnings        Total
                                       ----------    ---------    ----------     ------------   -----------   -----------
Balances at March 31, 2000             19,223,491    $     192    $      (35)    $     91,475   $    25,981   $   117,613

Common stock repurchases                1,110,604                     (9,905)                                      (9,905)
Net income                                                                                            7,735         7,735

                                       ----------    ---------    ----------     ------------   -----------   -----------
Balances at September 30, 2000         18,112,887    $     192    $   (9,940)    $     91,475   $    33,716   $   115,443
                                       ==========    =========    ==========     ============   ===========   ===========

                            See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 1.  BASIS OF PRESENTATION

      The accompanying consolidated balance sheet as of September 30, 2000, consolidated statements of operations for the three and six months ended September 30, 2000 and 1999, the consolidated statements of cash flows for the six months ended September 30, 2000 and 1999, and the consolidated statement of stockholders' equity for the six months ended September 30, 2000 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Global Imaging Systems, Inc.'s (together with its subsidiaries, "Global" or the "Company") Annual Report for the year ended March 31, 2000. Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2.  EARNINGS PER SHARE

      Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise of stock options or the conversion of securities into stock.

      The following table reconciles the numerators and denominators of the basic and diluted EPS computations (shares in thousands):

                                                           For Three Months Ended               For Six Months Ended
                                                      --------------------------------     -------------------------------
                                                      September 30,     September 30,      September 30,     September 30,
                                                           2000             1999               2000              1999
                                                      --------------    --------------     -------------     -------------
Numerator:
  Income before extraordinary item                    $        4,178    $        4,789     $       7,735     $       8,877
  Extraordinary charge for early
    retirement of debt, net of tax benefit                         -                 -                 -              (654)
                                                      --------------    --------------     -------------     -------------
  Numerator for basic and diluted earnings
    per share                                         $        4,178    $        4,789     $       7,735     $       8,223
                                                      ==============    ==============     =============     =============
Denominator:
  Denominator for basic earnings per share                    18,196            19,022            18,596            18,884
  Effect of dilutive securities:
    Employee stock options                                         -               307                 7               237
                                                      --------------    --------------     -------------     -------------
  Denominator for diluted earnings per
    share-adjusted weighted average shares                    18,196            19,329            18,603            19,121
                                                      ==============    ==============     =============     =============

NOTE 3.   ACQUISITIONS

      During the six months ended September 30, 2000 the Company acquired five businesses that provide office-imaging solutions. Aggregate consideration for these acquisitions was approximately $19,647 in cash and acquisition related expenses of $224. Liabilities totaling approximately $2,896 were assumed by the Company in connection with these acquisitions. Goodwill of approximately $16,417 was recorded related to these acquisitions. These acquisitions were accounted for by the purchase method of accounting and accordingly are included in the results of operations from their dates of acquisition.

      Under the terms of one of its acquisition agreements entered into during the six months ended September 30, 2000, the Company is committed to make contingent payments (the Earn-out) of up to $1,800 in cash to the former owners of the acquired company on or before March 31, 2003. These contingent payments are based on the future profitability, specifically earnings before interest and taxes, of the acquired company.

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

                                                    Unaudited Pro forma
                                              Six Months ended September 30,
                                              ------------------------------
                                                  2000             1999
                                              -------------      -----------
Revenues................................      $     293,214      $   264,165
Income before extraordinary item........              7,828            6,512
Less extraordinary item.................                 -              (654)
                                              -------------      -----------
Net income..............................      $       7,828      $     5,858
                                              =============      ===========
Basic earnings per share:
    Income before extraordinary item....      $        0.42      $      0.34
    Net income per share................      $        0.42      $      0.30
Diluted earnings per share:
    Income before extraordinary item....      $        0.42      $      0.33
    Net income per share................      $        0.42      $      0.30


NOTE 4.  STOCK OPTION PLAN

      In 1998, the Board of Directors adopted a stock option plan and approved a number of stock option grants to be effective upon the closing of the initial public offering. Under the terms of the stock option plan 1,820,000 shares of the Company's common stock may be sold pursuant to stock options or granted or sold as restricted stock to directors, officers, employees, and consultants to the Company. As of September 30, 2000, options to purchase 1,390,635 shares of the Company's common stock were outstanding under the stock option plan. During the six months ended September 30, 2000, options to purchase an aggregate of 126,000 shares were granted with exercise prices ranging from $7.38 to $12.00 per share. In addition to options outstanding under the plan, 10,000 shares of Global's common stock are issuable upon the exercise of an option granted outside the plan. This option is exercisable at a price of $12.00 per share.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

      The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes included elsewhere in this Report on Form 10-Q and Global's annual report for the year ended March 31, 2000. The discussion in this section contains forward-looking statements, including statements relating to the pace of Global's future acquisitions and overall growth, the benefits that will be realized by businesses Global has acquired or may acquire, Global's future product and service offerings, Global's pace of borrowings and rate of internally generated cash flows and Global's time frame for seeking additional financing. These forward-looking statements are based largely on management's current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to risks, uncertainties and assumptions which could cause Global's actual results to differ materially from the results suggested by these forward-looking statements. Some factors that may cause Global's results to differ materially from these statements are:

       . downturns in general economic and business conditions, either nationally or in our markets, which could reduce revenue, restrict revenue growth or increase costs.
       . changes in our competitive climate, which could require us to lower prices and therefore would reduce our revenues with no corresponding reduction in cost.
       . fewer than expected acquisition opportunities or difficulty obtaining additional financing on satisfactory terms, which could slow our growth through acquisition.
       . recognition of unanticipated costs and delays associated with ongoing integration efforts.
       . inability to obtain financing on satisfactory terms due to our substantial indebtedness or fluctuations in our common stock price.
       . increases in borrowing rates and costs which could limit our acquisitions, cause us to reduce our pace of acquisitions or growth, or accelerate the time in which we need to obtain new financing.
       . technological developments that may reduce demand for the products and services we sell or result in our facing increased competition to sell those products and services

Information regarding these factors and others that may cause Global's actual results to differ materially from those contained in the forward-looking statements are described more fully in the "Risk Factors" section of the Company's Report on Form 10-K for the year ended March 31, 2000. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

      Global was founded in June 1994 with the goal of becoming a leading consolidator in the highly fragmented office imaging solutions industry. Global is a rapidly growing provider of a number of office imaging solutions. This includes the sale and service of automated office equipment such as copiers, facsimile machines, printers and duplicators, network integration services and electronic presentation equipment. From its founding through September 30, 2000, Global has acquired thirteen core companies in the United States, three stand-alone companies, and 30 additional satellite companies that have been integrated into the core companies. The first acquisition was completed in August 1994. Management believes the acquired businesses and other businesses that Global plans to acquire will benefit from various Global programs and operating strategies. These benefits include increased operating efficiencies, the support of experienced and professional senior management, expansion of the types of office imaging products and services offered, increased access to capital, and increased emphasis on financial management.

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

      Gross profit as a percentage of revenues varies from period to period depending on a number of variables. Those variables include the mix of revenues from equipment, supplies, service and rentals; the mix of revenues among the markets served by Global; and the mix of revenues of the businesses acquired. As Global acquires businesses, the percentage of its revenues from sales of equipment and supplies, as opposed to service and rentals, fluctuates depending on whether the businesses acquired are automated office equipment dealers or are network integrators or electronic presentation systems dealers. Automated office equipment dealers typically derive a higher percentage of their revenues from service and rentals, and a lower percentage from sales of equipment and supplies, than do network integrators or electronic presentation dealers. Generally, sales of equipment and supplies have lower gross profit margins than sales of service and rentals. In addition, equipment sales in the automated office equipment market generally have higher gross profit margins than equipment sales in the network integration or electronic presentation systems markets, as these markets generally are growing faster than the automated office equipment market. Therefore, over time a larger percentage of Global's revenues and gross profits may be derived from sales that have lower gross profit margins than Global's current gross profit margins.

      Cost of goods sold consists primarily of the cost of new equipment, cost of supplies and parts, labor costs to provide services, rental equipment depreciation and other direct operating costs. Global depreciates its rental equipment primarily over a three-year period on a straight-line basis with no residual value.

RESULTS OF OPERATIONS

      The following table sets forth selected consolidated financial information as a percentage of total revenues.

                                                             Three Months Ended                   Six Months Ended
                                                       -------------------------------      -------------------------------
                                                       September 30,     September 30,      September 30,     September 30,
                                                            2000              1999              2000              1999
                                                      --------------   ---------------      -------------    --------------
Revenues:
  Equipment and supplies sales....................          77.0%             75.4%             76.1%             75.3%
  Service and rentals.............................          23.0              24.6              23.9              24.7
                                                      --------------   ---------------     --------------    --------------
Total revenues....................................         100.0             100.0             100.0             100.0
Cost and operating expenses:
  Cost of equipment and supplies sales............          53.0              52.5              51.9              51.9
  Service and rental costs........................          11.8              11.9              12.1              12.1
  Selling, general, and administrative
    expenses......................................          23.7              22.3              24.5              22.7
  Intangible asset amortization...................           1.6               1.6               1.7               1.7
                                                      --------------   ---------------     --------------    --------------
Total costs and operating expenses................          90.1              88.3              90.2              88.4
                                                      --------------   ---------------     --------------    --------------
Income from operations............................           9.9              11.7               9.8              11.6
Interest expense..................................           4.8               4.6               4.8               4.4
                                                      --------------   ---------------     --------------    --------------
Income before income taxes and
  extraordinary item..............................           5.1               7.1               5.0               7.2
Income taxes......................................           2.3               3.1               2.3               3.2
                                                      --------------   ---------------     --------------    --------------
Income before extraordinary item..................           2.8               4.0               2.7               4.0
Extraordinary charge for early retirement
  of debt, net of tax benefit.....................           -                 -                 -                (0.3)
                                                      --------------   ---------------     --------------    --------------
Net income........................................           2.8%              4.0%              2.7%              3.7%
                                                      ==============   ===============     ==============    ==============

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

      Revenues

      Total revenues for the three months ended September 30, 2000 increased to $151,131, 24.9% higher than total revenues of $121,023 for the same period in 1999. The majority of revenue growth was due to the acquisition of businesses during 1999 and 2000, with the remainder coming from internal growth.

      Sales of equipment and supplies for the three months ended September 30, 2000 increased to $116,379, 27.5% higher than sales of equipment and supplies of $91,281 for the same period in 1999.

      Service and rental revenues for the three months ending September 30, 2000 increased to $34,752, 16.8% higher than service and rental revenues of $29,742 for the same period in 1999.

      Gross Profit

      Gross profit for the three months ending September 30, 2000 increased to $53,135, 23.4% higher than gross profit of $43,068 for the same period in 1999. When viewed as a percent of total revenue, gross profit was 35.2% for the three months ending September 30, 2000 versus 35.6% for the same period in 1999. The change in total gross profit margins was primarily due to the change in the revenue mix. Office equipment dealers typically receive a higher percentage of total revenues from service and rentals, while network integration, electronic presentation systems and DIM systems dealers derive a higher percentage of total revenues from sales of equipment and supplies. The automated office equipment component of sales of the businesses acquired in 1999 and 2000 had higher equipment and supplies gross margins than Global's existing businesses. This was offset by the decline in network services equipment gross profit margins from 1999 to 2000. In addition, a larger percentage of revenues were from the lower gross profit category of equipment and supplies. Combined service and rental gross profit margins were 48.5% for the three months ended September 30, 2000 and 51.4% for the same period the previous year.

      Selling, General and Administrative Expenses

      Selling, general and administrative expenses for the three months ending September 30, 2000 increased to $35,796, 32.7% higher than selling, general and administrative expenses of $26,982 for the same period in 1999. The increase in expenses was mostly due to the acquisition of businesses in 1999 and 2000. The increase in expenses as a percentage of revenues was the result of the number of automated office equipment companies acquired during the fiscal year ended March 31, 2000 and the first six months of the fiscal year ending March 31, 2001. Automated office equipment businesses typically have higher selling, general and administrative expense to revenue ratios than do network integration or electronic presentation dealers.

      Intangible Asset Amortization

      Intangible asset amortization was $2,443 for the three months ended September 30, 2000. During the same period in 1999, asset amortization was $1,980. Asset amortization includes the amortization of goodwill and non-compete agreements from acquisitions.

      Income From Operations

      Income from operations for the three months ended September 30, 2000 was $14,896, 5.6% higher than $14,106 from the same period in 1999.

      Interest Expense

      Interest expense for the three months ended September 30, 2000 was $7,144, 29.5% higher than $5,517 from the same period in 1999. The increase was due to higher borrowing rates and a higher borrowing base.

      Income Taxes

      The provision for income taxes for the three months ended September 30, 2000 was $3,574, 5.9% lower than $3,800 from the same period in 1999. The decrease in income taxes was primarily due to lower pre-tax income resulting from higher interest expense in 2000. The effective income tax rate increased from 44.2% for the three months ending September 30, 1999 to 46.1% for the three months ended September 30, 2000. The effective income tax rate for 1999 and 2000 was higher than the federal statutory rate of 35.0% plus state and local taxes, primarily due to non-deductible goodwill amortization relating to businesses acquired.

SIX MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1999

      Revenues

      Total revenues for the six months ended September 30, 2000 increased to $288,048, 30.0% higher than total revenues of $221,547 for the same period in 1999. The majority of revenue growth was due to the acquisition of businesses during 1999 and 2000, with the remainder coming from internal growth.

      The revenue growth rate for the six months ended September 30, 2000 decreased from the growth rate for the six months ended September 30, 1999 primarily due to a decrease in the acquisition rate in 2000 compared to 1999, and increased competition from direct sources, including internet-based sources for electronic presentation systems and network integration services.

      Sales of equipment and supplies for the six months ended September 30, 2000 increased to $219,173, 31.4% higher than sales of equipment and supplies of $166,813 for the same period in 1999.

      Service and rental revenues for the six months ending September 30, 2000 increased to $68,875, 25.8% higher than service and rental revenues of $54,734 for the same period in 1999.

      Gross Profit

      Gross profit for the six months ending September 30, 2000 increased to $103,506, 29.8% higher than gross profit of $79,746 for the same period in 1999. When viewed as a percent of total revenue, gross profit was 35.9% for the six months ending September 30, 2000 versus 36.0% for the same period in 1999. Office equipment dealers typically receive a higher percentage of total revenues from service and rentals, while network integration and electronic presentation systems dealers derive a higher percentage of total revenues from sales of equipment and supplies. The automated office equipment component of sales of the businesses acquired in 1999 and 2000 had higher equipment and supplies gross margins than Global's existing businesses. This was offset by the decline in network services equipment gross profit margins from 1999 to 2000. Combined service and rental gross profit margins were 49.2% for the six months ended September 30, 2000 and 51.2% for the same period in 1999.

      Selling, General and Administrative Expenses

      Selling, general and administrative expenses for the six months ending September 30, 2000 increased to $70,511, 39.9% higher than selling, general and administrative expenses of $50,385 for the same period in 1999, while revenues increased 30.0% for the six months ending September 30, 2000 compared to 1999. The increase in expenses was mostly due to the acquisition of businesses in 1999 and 2000. The increase in expenses as a percentage of revenues was the result of the number of automated office equipment companies acquired during the fiscal year ended March 31, 2000 and the first six months of the fiscal year ending March 31, 2001. Automated office equipment businesses typically have higher selling, general and administrative expense to revenue ratios than do network integration or electronic presentation dealers.

      Intangible Asset Amortization

      Intangible asset amortization was $4,882 for the six months ended September 30, 2000. During the same period in 1999, asset amortization was $3,724. Asset amortization includes the amortization of goodwill and non-compete agreements from acquisitions.

      Income From Operations

      Income from operations for the six months ended September 30, 2000 was $28,113, 9.7% higher than $25,637 from the same period in 1999.

      Interest Expense

      Interest expense for the six months ended September 30, 2000 was $13,804, 41.4% higher than $9,760 from the same period in 1999. The increase was due to higher borrowing rates and a higher borrowing base.

      Income Taxes

      The provision for income taxes for the six months ended June 30, 2000 was $6,574, 6.1% less than $7,000 from the same period in 1999. The decrease in income taxes was primarily due to decreased pre-tax income resulting from increased interest expense in 2000 compared to 1999. The effective income tax rate increased from 44.1% for the six months ending June 30, 1999 to 45.9% for the six months ended June 30, 2000. The effective income tax rate for 1999 and 2000 was higher than the federal statutory rate of 35.0% plus state and local taxes, primarily due to non-deductible goodwill amortization relating to businesses acquired.

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

      For the six months ended September 30, 2000 the net cash provided by operations was $8,027 and for the six months ended September 30, 1999 the net cash provided by operations was $195. For the six months ended September 30, 2000 and for the six months ended September 30, 1999 Global's net cash used in investing activities was $27,167 and $51,014, respectively, primarily for the purchase of businesses. For the six months ended September 30, 2000 and the six months ended September 30, 1999, Global's net cash provided by financing activities was $17,460 and $47,250, respectively. Net cash provided by financing activities consists of net borrowings and in 2000 was reduced by $9,905 as part of the stock repurchase program, under which the Company is authorized to repurchase up to $10,000 of its common stock, which Global adopted on March 31, 2000 and commenced on May 11, 2000. As of September 30, 2000, Global had repurchased 1,110,604 shares of its common stock at an average price of $8.92 per share.

      As of September 30, 2000, the Company had $70,540 borrowing availability under our senior credit facility. Due to increases in interest rates the Company anticipates reduced borrowings for acquisition activity compared to the levels of borrowings for acquisitions in the prior fiscal year. The reduced acquisition rate and the continued internally generated cash flows will extend the time frame for the Company to seek additional financing in either the capital or equity markets.

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

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Company's 2000 Annual Meeting of Stockholders held August 14, 2000, the Company's stockholders approved the following items:

     1. Bruce D. Gorchow was re-elected to serve as a Director of the Company with a term to expire in 2003. The vote upon such proposal was as follows:

                  For               15,139,764
                  Against              115,648

     2. William C. Kessinger was re-elected to serve as a Director of the Company with a term to expire in 2003. The vote upon such proposal was as follows:

                  For               15,139,864
                  Against              115,548

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)      Exhibits

    Number    Exhibit
    ------    -------

       3.1    Amended and Restated Certificate of Incorporation (1)

       3.2    Amended and Restated Bylaws (1)

      11.1    Statement of Computation of Per Share Earnings (2)

      27.1    Financial Data Schedule

______________________

(1) Incorporated by reference to the Company's Registration Statement on Form S-1, No. 333-48103, which was declared effective by the Securities and Exchange Commission on June 17, 1998.

(2)   See Note 2 to the Notes to Consolidated Financial Statements.

      (b)     Reports on Form 8-K.

      The Company did not file any Current Reports on Form 8-K during the three months ended September 30, 2000.

                                   SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Global Imaging Systems, Inc.
                                        ----------------------------------
                                                   (Registrant)


     November 13, 2000                        /s/ Raymond Schilling
----------------------------            ----------------------------------
            Date                                  Raymond Schilling
                                      Chief Financial Officer, Secretary, and
                                      Treasurer, (Duly Authorized Officer and
                                    Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------

                   (Pursuant to item 601 of Regulation S-K)



   Number   Exhibit
   ------   -------

      3.1   Amended and Restated Certificate of Incorporation (1)

      3.2   Amended and Restated Bylaws (1)

     11.1   Statement of Computation of Per Share Earnings (2)

     27.1   Financial Data Schedule

_____________________

(1) Incorporated by reference to the Company's Registration Statement on Form S-1, No. 333-48103, which was declared effective by the Securities and Exchange Commission on June 17, 1998.

(2)  See Note 2 to the Notes to Consolidated Financial Statements.