Form 10-Q
period 2000-12-31
GLOBAL IMAGING SYSTEMS INC
filed 2001-02-12
CIK 1050167

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM ____________________ TO _________________

     Commission File Number: 000-24373


                         GLOBAL IMAGING SYSTEMS, INC.
--------------------------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                   59-3247752
----------------------------------------- --------------------------------------
  (STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NO.)
  INCORPORATION OR ORGANIZATION)


  3820 Northdale Boulevard, Suite 200A
          Tampa, Florida                                 33624
----------------------------------------- --------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)


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

The registrant had 18,049,447 Shares of Common Stock, $.01 par value, outstanding as of February 12, 2001.

                                     INDEX

                                                                                        Page
                                                                                        ----

PART I - FINANCIAL INFORMATION

ITEM 1 - Consolidated Financial Statements
   Consolidated Balance Sheets as of December 31, 2000 (Unaudited)
   and March 31, 2000                                                                      3

   Consolidated Statements of Operations for the three months ended
   December 31, 2000 and 1999 (Unaudited)                                                  4

   Consolidated Statements of Operations for the nine months ended
   December 31, 2000 and 1999 (Unaudited)                                                  5

   Consolidated Statements of Cash Flows for the nine months ended
   December 31, 2000 and 1999 (Unaudited)                                                  6

   Consolidated Statement of Stockholders' Equity for the nine
   months ended December 31, 2000 (Unaudited)                                              7

   Notes to Consolidated Financial Statements (Unaudited)                                  8


ITEM 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                        10


PART II - OTHER INFORMATION

ITEM 6 - Exhibits and Reports on Form 8-K                                                 17


SIGNATURE                                                                                 18

EXHIBIT INDEX                                                                             19

PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

GLOBAL IMAGING SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                             December 31,                 March 31,
                                                                                 2000                       2000
                                                                            --------------             --------------
                                                                             (Unaudited)
ASSETS

Current assets:
 Cash and cash equivalents                                                   $         -                   $  3,629
 Accounts receivable, net of allowance for doubtful accounts ($2,121
 and $2,064 at December 31, 2000 and March 31, 2000, respectively)                81,692                     69,163
 Inventories                                                                      65,036                     57,560
 Deferred income taxes                                                             3,714                      3,276
 Prepaid expenses and other current assets                                         5,052                      2,665
 Income taxes receivable                                                              56                      2,118
                                                                             -----------                -----------
   Total current assets                                                          155,550                    138,411
Rental equipment, net                                                             11,586                      9,073
Property and equipment, net                                                       10,020                      8,520
Other assets                                                                       1,684                      1,808
Intangible assets, net:
 Goodwill                                                                        288,726                    268,517
 Noncompete agreements                                                             1,652                      1,908
 Financing fees                                                                    4,760                      5,328
                                                                             -----------                -----------
   Total assets                                                                 $473,978                   $433,565
                                                                             ===========                ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                               $ 28,353                   $ 26,540
 Accrued liabilities                                                               7,249                      7,614
 Accrued compensation and benefits                                                11,217                      9,642
 Accrued interest                                                                  4,731                      1,734
 Current maturities of long-term debt                                              5,170                      4,280
 Deferred revenue                                                                 25,218                     21,284
                                                                             -----------                -----------
   Total current liabilities                                                      81,938                     71,094
Deferred income taxes                                                              2,582                      1,416
Long-term debt, less current maturities                                          270,144                    243,442
                                                                             -----------                -----------
   Total liabilities                                                             354,664                    315,952
Stockholders' equity:
 Preferred stock, $.01 par value:
   10,000,000 shares authorized:  No shares issued.                                    -                          -
 Common stock, $.01 par value:
   50,000,000 shares authorized:  19,225,086 shares issued; 18,049,447 and
   19,223,491 shares outstanding at December 31, 2000 and March 31, 2000,
   respectively                                                                      192                        192
 Common stock held in treasury, at cost                                          (10,351)                       (35)
 Additional paid-in capital                                                       91,475                     91,475
 Retained earnings                                                                37,998                     25,981
                                                                             -----------                -----------
   Total stockholders' equity                                                    119,314                    117,613
                                                                             -----------                -----------
   Total liabilities and stockholders' equity                                   $473,978                   $433,565
                                                                             ===========                ===========

                            See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                           Three Months Ended
                                                                                              December 31,
                                                                                    2000                       1999
                                                                           ---------------------     ----------------------
Revenues:
 Equipment and supplies sales                                                           $109,243                   $ 89,692
 Service and rentals                                                                      37,530                     30,615
                                                                           ---------------------     ----------------------
   Total revenues                                                                        146,773                    120,307
Costs and operating expenses:
 Cost of equipment and supplies sales                                                     73,876                     60,432
 Service and rental costs                                                                 18,668                     15,942
 Selling, general and administrative expenses                                             36,373                     29,613
 Intangible asset amortization                                                             2,615                      2,125
                                                                           ---------------------     ----------------------
   Total costs and operating expenses                                                    131,532                    108,112
                                                                           ---------------------     ----------------------
Income from operations                                                                    15,241                     12,195
Interest expense                                                                           7,306                      5,971
                                                                           ---------------------     ----------------------
Income before income taxes                                                                 7,935                      6,224
Income taxes                                                                               3,653                      2,800
                                                                           ---------------------     ----------------------
Net income                                                                              $  4,282                   $  3,424
                                                                           =====================     ======================

Net income per common share:
  Basic                                                                                 $   0.24                   $   0.18
                                                                           =====================     ======================
  Diluted                                                                               $   0.24                   $   0.18
                                                                           =====================     ======================

Weighted average number of shares outstanding:
  Basic                                                                                   18,074                     19,133
  Diluted                                                                                 18,074                     19,240

                            See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                           Nine Months Ended
                                                                                              December 31,
                                                                                    2000                      1999
                                                                           ---------------------     ---------------------
Revenues:
 Equipment and supplies sales                                                           $328,416                  $256,505
 Service and rentals                                                                     106,405                    85,349
                                                                           ---------------------     ---------------------
   Total revenues                                                                        434,821                   341,854
Costs and operating expenses:
 Cost of equipment and supplies sales                                                    223,456                   175,513
 Service and rental costs                                                                 53,630                    42,662
 Selling, general and administrative expenses                                            106,884                    79,998
 Intangible asset amortization                                                             7,497                     5,849
                                                                           ---------------------     ---------------------
   Total costs and operating expenses                                                    391,467                   304,022
                                                                           ---------------------     ---------------------
Income from operations                                                                    43,354                    37,832
Interest expense                                                                          21,110                    15,731
                                                                           ---------------------     ---------------------
Income before income taxes and extraordinary item                                         22,244                    22,101
Income taxes                                                                              10,227                     9,800
                                                                           ---------------------     ---------------------
Income before extraordinary item                                                          12,017                    12,301
Extraordinary charge for early retirement of debt, net of tax benefit of
 $436                                                                                          -                      (654)
                                                                           ---------------------     ---------------------
Net income                                                                              $ 12,017                  $ 11,647
                                                                           =====================     =====================

Basic earnings per share:
Income before extraordinary item                                                        $   0.65                  $   0.65
Extraordinary charge for early retirement of debt, net of tax benefit of
 $436                                                                                          -                     (0.04)
                                                                           ---------------------     ---------------------
Net income per share                                                                    $   0.65                  $   0.61
                                                                           =====================     =====================

Diluted earnings per share:
Income before extraordinary item                                                        $   0.65                  $   0.64
Extraordinary charge for early retirement of debt, net of tax benefit of
 $436                                                                                          -                     (0.03)
                                                                           ---------------------     ---------------------
Net income per share                                                                    $   0.65                  $   0.61
                                                                           =====================     =====================

Weighted average number of shares outstanding:
 Basic                                                                                    18,421                    18,967
 Diluted                                                                                  18,426                    19,161

                            See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(IN THOUSANDS)

                                                                                             Nine Months Ended
                                                                                               December 31,
                                                                                     2000                        1999
                                                                           ----------------------      ----------------------
Operating activities:
Net income                                                                               $ 12,017                    $ 11,647
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation                                                                             7,939                       6,092
   Amortization                                                                             8,197                       6,486
   Extraordinary charge for early retirement of debt                                            -                         654
   Deferred income taxes                                                                      350                        (781)
Changes in operating assets and liabilities, net of amounts acquired in purchase business combinations:
   Accounts receivable                                                                     (9,259)                    (14,559)
   Inventories                                                                             (4,779)                     (4,051)
   Prepaid expenses and other current assets                                               (2,387)                       (193)
   Other assets                                                                               250                         493
   Accounts payable                                                                           306                      (2,481)
   Accrued liabilities, compensation and benefits                                           2,565                       2,937
   Deferred revenue                                                                         1,466                         (12)
   Income taxes                                                                             2,403                        (652)
                                                                           ----------------------      ----------------------
Net cash provided by operating activities                                                  19,068                       5,580
Investing activities:
Purchase of property, equipment and rental equipment                                      (10,411)                     (5,566)
Payment for purchase of businesses, net of cash acquired                                  (29,427)                    (69,402)
                                                                           ----------------------      ----------------------
Net cash used in investing activities                                                     (39,838)                    (74,968)
Financing activities:
Borrowings under line of credit                                                            30,640                     143,000
Payments under line of credit                                                              (3,063)                    (69,625)
Borrowing (payment) of other debt                                                              11                        (100)
Financing fees                                                                               (131)                     (3,153)
Common stock repurchases                                                                  (10,316)                          -
                                                                           ----------------------      ----------------------
Net cash provided by financing activities                                                  17,141                      70,122
                                                                           ----------------------      ----------------------
Net increase (decrease) in cash and cash equivalents                                       (3,629)                        734
Cash and cash equivalents, beginning of period                                              3,629                       5,175
                                                                           ----------------------      ----------------------
Cash and cash equivalents, end of period                                                 $      -                    $  5,909
                                                                           ======================      ======================

                            See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
(IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)


                                                       Common Stock
                                  ------------------------------------------------
                                                                         Held in        Additional
                                                                        Treasury,        Paid-in        Retained
                                       Shares         Par Value          at cost         Capital        Earnings           Total
                                  --------------   --------------   --------------   --------------   ------------   --------------
Balances at March 31, 2000            19,223,491             $192         $    (35)         $91,475        $25,981         $117,613

Settlement of acquisition escrow
 claims                                  (47,340)                             (329)                                            (329)
Common stock repurchases              (1,126,704)                           (9,987)                                          (9,987)
Net income                                                                                                  12,017           12,017
                                  --------------   --------------   --------------   --------------   ------------   --------------
Balances at December 31, 2000         18,049,447             $192         $(10,351)         $91,475        $37,998         $119,314
                                  ==============   ==============   ==============   ==============   ============   ==============

                            See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 1.   BASIS OF PRESENTATION

     The accompanying consolidated balance sheet as of December 31, 2000, consolidated statements of operations for the three and nine months ended December 31, 2000 and 1999, the consolidated statements of cash flows for the nine months ended December 31, 2000 and 1999, and the consolidated statement of stockholders' equity for the nine months ended December 31, 2000 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Global Imaging Systems, Inc.'s (together with its subsidiaries, "Global" or the "Company") Annual Report for the year ended March 31, 2000.

NOTE 2.   EARNINGS PER SHARE

     Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise of stock options or the conversion of securities into stock.

     The following table reconciles the numerators and denominators of the basic and diluted EPS computations (shares in thousands):

                                                     For Three Months Ended          For Nine Months Ended
                                                  ----------------------------    ----------------------------
                                                  December 31,    December 31,    December 31,    December 31,
                                                      2000            1999            2000            1999
                                                  ------------    ------------    ------------    ------------
Numerator:
 Income before extraordinary item                      $ 4,282         $ 3,424         $12,017         $12,301
 Extraordinary charge for early retirement of
  debt, net of tax benefit                                   -               -               -            (654)
                                                  ------------    ------------    ------------    ------------
 Numerator for basic and diluted earnings per
  share                                                $ 4,282         $ 3,424         $12,017         $11,647
                                                  ============    ============    ============    ============
Denominator:
 Denominator for basic earnings per share               18,074          19,133          18,421          18,967
 Effect of dilutive securities:
  Employee stock options                                     -             107               5             194
                                                  ------------    ------------    ------------    ------------
 Denominator for diluted earnings per
  share-adjusted weighted average shares                18,074          19,240          18,426          19,161
                                                  ============    ============    ============    ============

NOTE 3.   ACQUISITIONS

     During the nine months ended December 31, 2000 the Company acquired seven businesses that provide office-imaging solutions. Aggregate consideration for these acquisitions was approximately $28,373 in cash and acquisition related expenses of $351. Liabilities totaling approximately $5,220 were assumed by the Company in connection with these acquisitions. Goodwill of approximately $24,996 was recorded related to these acquisitions. These acquisitions were accounted for by the purchase method of accounting and accordingly are included in the results of operations from their respective dates of acquisition.

     Under the terms of one of its acquisition agreements entered into during the nine months ended December 31, 2000, the Company is committed to make contingent payments (the Earn-out) of up to $1,800 in cash to the former owners of the acquired company on or before March 31, 2003. These contingent payments are based on the future profitability, specifically earnings before interest and taxes, of the acquired company. In November 2000 the Company settled escrow claims related to two of its acquisitions through the reacquisition of 47,340 shares of the Company's common stock valued at approximately $329.

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

                                                                               Unaudited Pro forma
                                                                           Nine Months ended December 31,
                                                                      ---------------------------------------
                                                                            2000                  1999
                                                                      -----------------     -----------------
Revenues.........................................................              $445,683              $403,768
Income before extraordinary item.................................                12,291                 9,077
Less extraordinary item..........................................                     -                  (654)
                                                                      -----------------     -----------------
Net income.......................................................              $ 12,291              $  8,423
                                                                      =================     =================
Basic earnings per share:
  Income before extraordinary item...............................              $   0.67              $   0.47
  Net income per share...........................................              $   0.67              $   0.44
Diluted earnings per share:
  Income before extraordinary item...............................              $   0.67              $   0.47
  Net income per share...........................................              $   0.67              $   0.43


NOTE 4.   STOCK OPTION PLAN

     In 1998, the Board of Directors adopted a stock option plan and approved a number of stock option grants to be effective upon the closing of the initial public offering. Under the terms of the stock option plan 1,820,000 shares of the Company's common stock may be sold pursuant to stock options or granted or sold as restricted stock to directors, officers, employees, and consultants to the Company. As of December 31, 2000, options to purchase 1,358,595 shares of the Company's common stock were outstanding under the stock option plan. During the nine months ended December 31, 2000, options to purchase an aggregate of 126,000 shares were granted with exercise prices ranging from $7.38 to $12.00 per share. In addition to options outstanding under the plan, 10,000 shares of Global's common stock are issuable upon the exercise of an option granted outside the plan. This option is exercisable at a price of $12.00 per share.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

     The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes included elsewhere in this Report on Form 10-Q and Global's annual report for the year ended March 31, 2000. The discussion in this section contains forward-looking statements, including statements relating to the pace of Global's future acquisitions and overall growth, the benefits that will be realized by businesses Global has acquired or may acquire, Global's future product and service offerings, Global's pace of borrowings and rate of internally generated cash flows and Global's time frame for seeking additional financing. These forward-looking statements are based largely on management's current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to risks, uncertainties and assumptions which could cause Global's actual results to differ materially from the results suggested by these forward-looking statements. Some factors that may cause Global's results to differ materially from these statements are:

     . downturns in general economic and business conditions, either nationally or in Global's markets, which could reduce its revenue, restrict revenue growth or increase costs.
     . changes in Global's competitive climate, which could require Global to lower prices and therefore would reduce its revenues with no corresponding reduction in cost.
     . fewer than expected acquisition opportunities or difficulty obtaining additional financing on satisfactory terms, which could slow Global's growth through acquisition.
     . recognition of unanticipated costs and delays associated with ongoing integration efforts.
     . inability to obtain financing on satisfactory terms due to Global's substantial indebtedness or fluctuations in our common stock price.
     . increases in borrowing rates and costs which could limit Global's acquisitions, cause Global to reduce its pace of acquisitions or growth, or accelerate the time in which Global needs to obtain new financing.
     . technological developments that may reduce demand for the products and services Global sells or result in Global facing increased competition to sell those products and services.

Information regarding these factors and others that may cause Global's actual results to differ materially from those contained in the forward-looking statements is presented in the "Risk Factors" section of the Company's Annual Report on Form 10-K for the year ended March 31, 2000. Global undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

     Global was founded in June 1994 with the goal of becoming a leading consolidator in the highly fragmented office imaging solutions industry. Global is a rapidly growing provider of a number of office imaging solutions. This includes the sale and service of automated office equipment such as copiers, facsimile machines, printers and duplicators, network integration services and electronic presentation equipment. From its founding through December 31, 2000, Global has acquired thirteen core companies in the United States, three stand-alone companies, and 32 additional satellite companies that have been integrated into the core companies. The first acquisition was completed in August 1994. Management believes the acquired businesses and other businesses that Global plans to acquire will benefit from various Global programs and operating strategies. These benefits include increased operating efficiencies, the support of experienced and professional senior management, expansion of the types of office imaging products and services offered, increased access to capital, and increased emphasis on financial management.

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

RESULTS OF OPERATIONS

     The following table sets forth selected consolidated financial information as a percentage of total revenues.

                                                            Three Months Ended                Nine Months Ended
                                                       -----------------------------     -----------------------------
                                                       December 31,     December 31,     December 31,     December 31,
                                                           2000            1999             2000             1999
                                                       ------------     ------------     ------------     ------------
Revenues:
 Equipment and supplies sales........................          74.4%            74.6%            75.5%            75.0%
 Service and rentals.................................          25.6             25.4             24.5             25.0
                                                       ------------     ------------     ------------     ------------
Total revenues.......................................         100.0            100.0            100.0            100.0
Cost and operating expenses:
 Cost of equipment and supplies sales................          50.3             50.2             51.4             51.3
 Service and rental costs............................          12.7             13.3             12.3             12.5
 Selling, general, and administrative expenses.......          24.8             24.6             24.6             23.4
 Intangible asset amortization.......................           1.8              1.8              1.7              1.7
                                                       ------------     ------------     ------------     ------------
Total costs and operating expenses...................          89.6             89.9             90.0             88.9
                                                       ------------     ------------     ------------     ------------
Income from operations...............................          10.4             10.1             10.0             11.1
Interest expense.....................................           5.0              5.0              4.9              4.6
                                                       ------------     ------------     ------------     ------------
Income before income taxes and extraordinary item....           5.4              5.1              5.1              6.5
Income taxes.........................................           2.5              2.3              2.3              2.9
                                                       ------------     ------------     ------------     ------------
Income before extraordinary item.....................           2.9              2.8              2.8              3.6
Extraordinary charge for early retirement of
 debt, net of tax benefit............................             -                -                -              (.2)
                                                       ------------     ------------     ------------     ------------
Net income...........................................           2.9%             2.8%             2.8%             3.4%
                                                       ============     ============     ============     ============

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1999

     Revenues

     Total revenues for the three months ended December 31, 2000 increased to $146,773, 22.0% higher than total revenues of $120,307 for the same period in 1999. The majority of revenue growth was due to the acquisition of businesses during 1999 and 2000, with the remainder coming from internal growth.

     Sales of equipment and supplies for the three months ended December 31, 2000 increased to $109,243, 21.8% higher than sales of equipment and supplies of $89,692 for the same period in 1999.

     Service and rental revenues for the three months ending December 31, 2000 increased to $37,530, 22.6% higher than service and rental revenues of $30,615 for the same period in 1999.

     Gross Profit

     Gross profit for the three months ending December 31, 2000 increased to $54,229, 23.4% higher than gross profit of $43,933 for the same period in 1999. When viewed as a percent of total revenue, gross profit was 36.9% for the three months ending December 31, 2000 versus 36.5% for the same period in 1999. The change in total gross profit margins was primarily due to the change in the revenue mix. Office equipment dealers typically receive a higher percentage of total revenues from service and rentals, while network integration, electronic presentation systems and DIM systems dealers derive a higher percentage of total revenues from sales of equipment and supplies. The automated office equipment component of sales of the businesses acquired in 1999 and 2000 had higher equipment and supplies gross margins than Global's existing businesses. This was offset by the decline in network services equipment gross profit margins from 1999 to 2000. In addition, a larger percentage of revenues were from the higher gross profit category of service and rentals. Combined service and rental gross profit margins were 50.3% for the three months ended December 31, 2000 and 47.9% for the same period the previous year.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the three months ending December 31, 2000 increased to $36,373, 22.8% higher than selling, general and administrative expenses of $29,613 for the same period in 1999. The increase in expenses was mostly due to the acquisition of businesses in 1999 and 2000. The increase in expenses as a percentage of revenues was the result of the number of automated office equipment companies acquired during the fiscal year ended March 31, 2000 and the first nine months of the fiscal year ending March 31, 2001. Automated office equipment businesses typically have higher selling, general and administrative expense to revenue ratios than do network integration or electronic presentation dealers.

     Intangible Asset Amortization

     Intangible asset amortization was $2,615 for the three months ended December 31, 2000. During the same period in 1999, asset amortization was $2,125. Asset amortization includes the amortization of goodwill and non-compete agreements from acquisitions.

     Income From Operations

     Income from operations for the three months ended December 31, 2000 was $15,241, 25.0% higher than $12,195 from the same period in 1999.

     Interest Expense

     Interest expense for the three months ended December 31, 2000 was $7,306, 22.4% higher than $5,971 from the same period in 1999. The increase was due to higher borrowing rates and a higher borrowing base.

     Income Taxes

     The provision for income taxes for the three months ended December 31, 2000 was $3,653, 30.5% higher than $2,800 from the same period in 1999. The increase in income taxes was primarily due to higher pre-tax income and non-deductible goodwill amortization in 2000. The effective income tax rate increased from 45.0% for the three months ending December 31, 1999 to 46.0% for the three months ended December 31, 2000. The effective income tax rate for 1999 and 2000 was higher than the federal statutory rate of 35.0% plus state and local taxes, primarily due to non-deductible goodwill amortization relating to businesses acquired.

NINE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1999

   Revenues

   Total revenues for the nine months ended December 31, 2000 increased to $434,821, 27.2% higher than total revenues of $341,854 for the same period in 1999. The majority of revenue growth was due to the acquisition of businesses during 1999 and 2000, with the remainder coming from internal growth.

   The revenue growth rate for the nine months ended December 31, 2000 decreased from the growth rate for the nine months ended December 31, 1999 primarily due to a decrease in the acquisition rate in 2000 compared to 1999, and increased competition from direct sources, including internet-based sources for electronic presentation and network integration systems.

   Sales of equipment and supplies for the nine months ended December 31, 2000 increased to $328,416, 28.0% higher than sales of equipment and supplies of $256,505 for the same period in 1999.

   Service and rental revenues for the nine months ending December 31, 2000 increased to $106,405, 24.7% higher than service and rental revenues of $85,349 for the same period in 1999.

   Gross Profit

   Gross profit for the nine months ending December 31, 2000 increased to $157,735, 27.5% higher than gross profit of $123,679 for the same period in 1999. When viewed as a percent of total revenue, gross profit was 36.3% for the nine months ending December 31, 2000 versus 36.2% for the same period in 1999. Office equipment dealers typically receive a higher percentage of total revenues from service and rentals, while network integration and electronic presentation systems dealers derive a higher percentage of total revenues from sales of equipment and supplies. The automated office equipment component of sales of the businesses acquired in 1999 and 2000 had higher equipment and supplies gross margins than Global's existing businesses. This was offset by the decline in network services equipment gross profit margins from 1999 to 2000. Combined service and rental gross profit margins were 49.6% for the nine months ended December 31, 2000 and 50.0% for the same period in 1999.

   Selling, General and Administrative Expenses

   Selling, general and administrative expenses for the nine months ending December 31, 2000 increased to $106,884, 33.6% higher than selling, general and administrative expenses of $79,998 for the same period in 1999, while revenues increased 27.2% for the nine months ending December 31, 2000 compared to 1999. The increase in expenses was mostly due to the acquisition of businesses in 1999 and 2000. The increase in expenses as a percentage of revenues was the result of the number of automated office equipment companies acquired during the fiscal year ended March 31, 2000 and the first nine months of the fiscal year ending March 31, 2001. Automated office equipment businesses typically have higher selling, general and administrative expense to revenue ratios than do network integration or electronic presentation dealers.

   Intangible Asset Amortization

   Intangible asset amortization was $7,497 for the nine months ended December 31, 2000. During the same period in 1999, asset amortization was $5,849. Asset amortization includes the amortization of goodwill and non-compete agreements from acquisitions.

   Income From Operations

   Income from operations for the nine months ended December 31, 2000 was $43,354, 14.6% higher than $37,832 from the same period in 1999.

   Interest Expense

   Interest expense for the nine months ended December 31, 2000 was $21,110, 34.2% higher than $15,731 from the same period in 1999. The increase was due to higher borrowing rates and a higher borrowing base.

   Income Taxes

   The provision for income taxes for the nine months ended December 31, 2000 was $10,227, 4.4% higher than $9,800 from the same period in 1999. The increase in income taxes was primarily due to increased non-deductible goodwill amortization in 2000 compared to 1999. The effective income tax rate increased from 44.3% for the nine months ending December 31, 1999 to 46.0% for the nine months ended December 31, 2000. The effective income tax rate for 1999 and 2000 was higher than the federal statutory rate of 35.0% plus state and local taxes, primarily due to non-deductible goodwill amortization relating to businesses acquired.

   Extraordinary Charges

   In June 1999, the Company retired $62,000 of long-term debt payable under the First Union Credit Agreement due in 2003. The write off of the deferred financing costs of $1,090 related to the retired debt resulted in an extraordinary charge of $654 ($.03 per diluted share), net of the related income tax benefit of $436.

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

   Under the terms of seven of its acquisition agreements, Global may be required to make additional payments of up to $25,800 in cash and issue common stock valued at up to $6,500 over the next four years to certain former owners of the businesses it has acquired based on the profitability of those businesses during such time period.

   For the nine months ended December 31, 2000 the net cash provided by operations was $19,068 and for the nine months ended December 31, 1999 the net cash provided by operations was $5,580. For the nine months ended December 31, 2000 and for the nine months ended December 31, 1999 Global's net cash used in investing activities was $39,838 and $74,968, respectively, primarily for the purchase of businesses. For the nine months ended December 31, 2000 and the nine months ended December 31, 1999, Global's net cash provided by financing activities was $17,141 and $70,122, respectively. Net cash provided by financing activities consists of net borrowings and in 2000 was reduced by $9,987 as part of the stock repurchase program, under which the Company is authorized to repurchase up to $10,000 of its common stock, which Global adopted on March 31, 2000 and commenced on May 11, 2000. During the nine months ending December 31, 2000, Global had repurchased 1,126,704 shares of its common stock at an average price of $8.86 per share. The program was completed in October 2000.

   As of December 31, 2000, the Company had $69,360 borrowing availability under our senior credit facility. Due to increases in interest rates and overall economic conditions the Company anticipates reduced borrowings for acquisition activity compared to the levels of borrowings for acquisitions in the prior fiscal year. The reduced acquisition rate and the continued internally generated cash flows will extend the time frame for the Company to seek additional financing in either the capital or equity markets.

RECENT ACCOUNTING PRONOUNCEMENT

   In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which is required to be adopted in years beginning after June 15, 2000. This statement established requirements for accounting and reporting of derivative instruments and hedging activities. The future impact of this statement on the Company's results of operations is not expected to be material.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

  Number Exhibit
  ------ -------
     3.1 Amended and Restated Certificate of Incorporation (1)
     3.2 Amended and Restated Bylaws (1)
    11.1 Statement of Computation of Per Share Earnings (2)
    27.1 Financial Data Schedule
_______________

(1) Incorporated by reference to the Company's Registration Statement on Form S-1, No. 333-48103, which was declared effective by the Securities and Exchange Commission on June 17, 1998.

(2)  See Note 2 to the Notes to Consolidated Financial Statements.

     (b)  Reports on Form 8-K.

     The Company did not file any Current Reports on Form 8-K during the three months ended December 31, 2000.

                                   SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Global Imaging Systems, Inc.
                                       ---------------------------------------
                                                    (Registrant)


    February 12, 2001                           /s/ Raymond Schilling
----------------------------           ---------------------------------------
          Date                                     Raymond Schilling
                                       Chief Financial Officer, Secretary, and
                                       Treasurer, (Duly Authorized Officer and
                                     Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------

                   (Pursuant to item 601 of Regulation S-K)


Number Exhibit
------ -------
   3.1 Amended and Restated Certificate of Incorporation (1)
   3.2 Amended and Restated Bylaws (1)
  11.1 Statement of Computation of Per Share Earnings (2)
  27.1 Financial Data Schedule
_______________

(1) Incorporated by reference to the Company's Registration Statement on Form S-1, No. 333-48103, which was declared effective by the Securities and Exchange Commission on June 17, 1998.

(2)  See Note 2 to the Notes to Consolidated Financial Statements.