Form 10-K
period 2001-03-31
GLOBAL IMAGING SYSTEMS INC
filed 2001-06-29
CIK 1050167

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2001

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to_________________

                        Commission File Number 000-24373
                             ____________________


                          GLOBAL IMAGING SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)
                             ____________________

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

                                  ____________

          Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
        Title of each class                              on which registered
           ____________                                      ____________

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of class)
                                  ____________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such report(s)) and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of June 18, 2001, the aggregate market value of the 8,489,988 shares of Common Stock held by non-affiliates of the registrant was $83,201,882 based on the closing sale price $9.80 of the registrant's Common Stock as reported on the Nasdaq National Market on such date. (For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by executive officers and directors of the registrant and certain other stockholders; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.) As of June 18, 2001, there were outstanding 18,049,447 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual report to stockholders for the year ended March 31, 2001, are incorporated by reference into Part II of this annual report. Portions of the proxy statement for the annual stockholders meeting to be held in August 2001 are incorporated by reference into Part III of this annual report.

                          GLOBAL IMAGING SYSTEMS, INC.

                           Annual Report on Form 10-K
                                 March 31, 2001

                               TABLE OF CONTENTS

                                                                                                   Page
                                                                                                   ----
PART I..........................................................................................   1

Item 1. Business................................................................................   1
Item 2. Properties..............................................................................   8
Item 3. Legal Proceedings.......................................................................   8
Item 4. Submission of Matters to a Vote of Security Holders.....................................   8
       Executive Officers of Global.............................................................   8
       Risk Factors.............................................................................   9

PART II.........................................................................................  13

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters....................  13
Item 6. Selected Financial Data.................................................................  13
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations...  13
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.............................  13
Item 8. Financial Statements and Supplementary Data.............................................  14
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....  14

PART III........................................................................................  14

Item 10. Directors and Executive Officers of the Registrant.....................................  14
Item 11. Executive Compensation.................................................................  14
Item 12. Security Ownership of Certain Beneficial Owners and Management.........................  14
Item 13. Certain Relationships and Related Transactions.........................................  14

PART IV.........................................................................................  14

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................  14

SIGNATURES......................................................................................  16

                                     PART I

ITEM 1.  BUSINESS

Unless the context otherwise requires, as used in this Form 10-K, the terms "Global," "Company," "our," or "we" refer to Global Imaging Systems, Inc. and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

   This Form 10-K and the information incorporated into this Form 10-K contain forward-looking statements, including statements about our acquisition and business strategy, our expected financial position and operating results, the projected size of our markets and our financing plans and similar matters. In addition, in those and other portions of this annual report, the words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," "project" and similar expressions, as they relate to Global, its management, and its industry are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Actual results may differ materially. Some of the risks, uncertainties and assumptions about Global that may cause actual results to differ from the results in these forward-looking statements include the following:

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

GLOBAL IMAGING SYSTEMS, INC.

   Global Imaging Systems, Inc. provides a broad line of office imaging solutions, including the sale and service of automated office equipment, network integration services and electronic presentation systems. While Global's clientele includes large, Fortune 500 companies, its growth has been, and is expected to be, largely driven by serving middle-market businesses.

   Global seeks to become the provider of choice for all of its customers' office imaging needs by offering a full range of products and services and superior customer service. Global sells and services a variety of office imaging solutions, including copiers, facsimile machines, printers, data and video projectors, video teleconferencing equipment, optical scanning equipment, micrographics equipment, and the design and installation of equipment related to computer networks. In addition, Global offers a variety of ongoing services, including supply and service contracts, network management contracts, technical support and training.

   Global believes its emphasis on superior customer service and the contractual nature of its service business can generate significant recurring revenue. Senior management largely attributes Global's solid historical operating performance to: (1) focusing on middle-market customers, (2) employing a strict performance-based benchmarking model, and (3) pursuing a disciplined acquisition strategy including the integration of acquisitions as they are made.

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

   To that end, Global is a consolidator in the highly fragmented office imaging solutions industry. Global targets for acquisition as core companies, businesses that are leading competitors in the markets they serve. Global's ultimate goal is to acquire core and satellite companies throughout the United States and Canada. Since its founding in June 1994, Global has acquired 50 businesses in the United States. Fourteen of these businesses are "core" companies, where Global concentrates administrative functions within a region. The remaining 36 acquired businesses are "satellite" companies, which means their administrative functions have been transferred to, and their operations have been integrated into, a core company. Global's operating philosophy is to "think globally, act locally." Under its decentralized management system, Global typically continues to operate its acquired companies under their pre-acquisition names and management in order to preserve client relationships and motivate management.

   Currently, Global's fourteen core companies operate in 99 locations in 24 states. For the year ended March 31, 2001, Global had pro forma revenues of $611 million.

   Certain information regarding Global's core and satellite companies, including pro forma revenues for the fiscal year ended March 31, 2001, is summarized in the following table. The pro forma revenues in this table give effect to acquisitions made during the fiscal year ended March 31, 2001 as if such acquisitions had occurred on April 1, 2000.

-----------------------------------------------------------------------------------------------------------------------------
CORE COMPANY                            REGION                       PRO FORMA         NO. OF       YEARS IN         DATE
                                                                      REVENUES       SATELLITES     BUSINESS       ACQUIRED
-----------------------------------------------------------------------------------------------------------------------------
                                                                   (IN MILLIONS)
Dahill Group                            Texas                         $40.9              3            16         Jul 1994
Conway Group                            Northeast                      55.8              6            24         Jan 1995
Berney Group                            Southeast                      28.3              4            36         Feb 1995
Amcom Group                             Western Pennsylvania           13.1              2            23         Feb 1996
CSS Group                               Southeast                      15.3              2            17         Jul 1996
SBC Group                               Southeast                      81.9              6            20         Nov 1996
ESI Group                               Mid-Atlantic                   94.5              2            20         Jul 1997
NW Group                                Pacific Northwest              29.8              3            15         Sep 1997
CBS Group                               Northeast                      28.9              2            12         Jan 1998
Carr Group                              Northeast                      38.1              2            54         Sep 1998
Chicago Group                           Chicago Metro Area             41.9              1            24         Dec 1998
Capitol Group                           Mid-Atlantic                   43.0              1            19         Dec 1998
Lewan Group                             Colorado                       85.7              1            29        June 1999
Southwest Group                         Southwest                      13.4              1            15         Dec 1999
-----------------------------------------------------------------------------------------------------------------------------

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

CONSOLIDATION

   Independent distributors and service providers are consolidating throughout the office imaging solutions industry. A number of factors are driving this consolidation, including the following:

   Technological Change. The technology of office imaging solutions is changing rapidly. Digital technology, which allows images to be captured, transmitted, reproduced and stored over wide geographic areas through networks of personal computers, has in recent years been incorporated into copiers and electronic presentation equipment. As a result, copiers, facsimile machines and printers are gradually converging in function, and computers and networks are becoming an increasingly important component of office imaging systems. This has led businesses to demand more centralized network integration services over a broader geographic area. The rapid pace of technological change, including the resulting expansion of product offerings and increase in product support costs, have outpaced the technical, managerial and financial resources of many smaller distributors and service providers, causing them to seek larger partners. Further, the blurring of the distinction among office imaging technologies and the increased role for computers has led dealers without network integration expertise to partner with companies that have such expertise.

   Dealer Consolidation by Suppliers. The costs of new product development and competition among equipment manufacturers have led manufacturers to seek efficiencies. As a result, manufacturers are consolidating their dealer networks, concentrating their business with a smaller number of dealers that possess leading service capabilities, wide geographic coverage and sufficient financial resources.

   Distribution Channel Changes. Changes in distribution channels are also leading to consolidation in the automated office equipment market. Office superstores and consumer electronics chains now sell lower-end office products at prices that are forcing smaller dealers out of the market. Smaller dealers also face difficulty competing in the market for mid- and high-range office equipment, because often they are not well equipped to provide the sophisticated support services required by businesses that purchase these products.
Typically, office superstores and consumer electronics chains also do not offer the support services required by purchasers of mid- and high-range office equipment. Computer equipment manufacturers are increasingly utilizing direct distribution to sell their products.

OFFICE IMAGING PRODUCTS AND SERVICES

   Automated Office Equipment. Dealers in the automated office equipment market sell and service some or all of the following: black and white copiers (digital and analog), color copiers, duplicators, facsimile equipment, printers and multi-function equipment, and support to organizations computer network infrastructures.

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

   Electronic Presentation Systems. Dealers in the electronic presentation systems market sell and service data and video projectors, smartboards, distance learning systems and video conferencing equipment. As in the automated office equipment market, products in this market increasingly use digital technology, and many customers for these products have designated a single buyer to address their needs in both markets. Competition among manufacturers in this market is strong, leading manufacturers who introduce new products frequently.

GROWTH STRATEGY

   Global believes it is well positioned to benefit from industry trends and continued consolidation in the office imaging solutions industry. Global's goal is to become the provider of choice for all of its customers' office imaging needs by offering a full range of products and services and superior customer service. The key elements of Global's strategy include:

   Serve as a Single Source Provider of Office Imaging Solutions. Global believes that offering a full spectrum of products and services will give it a competitive advantage and enable it to capitalize on its customer relationships by cross-selling products and services. As the technology that drives copiers, facsimiles, printers and electronic presentation equipment converges, customers increasingly need computers and networks to use these products. Accordingly, customers are demanding more integrated office imaging solutions. Global plans to expand its product lines so that, within each geographic region it serves, Global can offer automated office equipment, network integration services and electronic presentation systems. As Global's operations in these last three markets expand, Global expects an increasing percentage of its revenues and gross profits will be generated by sales of equipment and supplies, which typically have lower gross profit margins than sales of service and rentals. Global is also considering leveraging its infrastructure, customer base, and expertise by offering outsourced facilities management services.

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

   Operate with a Decentralized Management Structure. Global believes that its core companies' experienced local management teams possess valuable understanding of their markets and customers. Therefore, Global gives its core company managers responsibility for day-to-day operating decisions. Core companies, and, in some cases, satellite companies, retain their local name and management after Global acquires them. This decentralized approach permits local management to maintain focus and motivation and optimizes customer relationships. Local management is supported by a senior management team that focuses on Global's growth strategy, as well as corporate planning and financial reporting and analysis.

   Make Strategic Acquisitions. Global plans to continue acquiring core companies in targeted geographic markets and to expand these core acquisitions through internal growth and satellite acquisitions. Global looks for core acquisition candidates that are led by an experienced management team that will continue to manage the company after Global acquires it, that have a strong regional market share, and that can grow internally and through the acquisition of satellite companies. Global's senior management team has substantial experience in making acquisitions. Since its founding in June 1994, Global has acquired fourteen core companies in the United States, and 36 satellite companies which have been integrated into the core companies. Global's goal is to acquire core and satellite companies throughout the United States and Canada.

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

PRODUCTS AND SERVICES

   Global currently sells and services automated office equipment, network integration services and electronic presentation systems. Global provides a number of office imaging solutions, including the following:

------------------------------------------------------------------------------------------------------------------------------------
             AUTOMATED                                       NETWORK                                       ELECTRONIC
         OFFICE EQUIPMENT                                  INTEGRATION                                PRESENTATION SYSTEMS
------------------------------------------------------------------------------------------------------------------------------------
 .  Black and white copiers (digital and analog)     .  Network design and installation, and     .  Data and video projectors and
 .  Color copiers (digital)                             related software and hardware               smartboards
 .  Duplicators (digital)                            .  Technical support contracts              .  Video conferencing and distance
 .  Facsimile machines                               .  Network maintenance contracts               learning systems
 .  Printers (including color)                       .  Training and support                     .  Color printers
 .  Multi-function equipment                         .  Internet services                        .  Audio visual equipment
 .  Related supply and service contracts             .  Wireless network systems                 .  Related supplies
                                                                                                .  Related service contracts
                                                                                                .  Training and support
------------------------------------------------------------------------------------------------------------------------------------

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

   Global believes effective and responsive service is essential for it to obtain repeat business and to develop the market recognition it needs in order to grow. Most of Global's copier sales are accompanied by service and supply contracts. These generally continue for a one year term but, in some cases, continue from month to month. As part of Global's commitment to quality customer service, Global works to provide its customers with speedy, reliable service. For example, Global tries to respond to service calls from its automated office equipment customers within two to four hours if the call comes in during business hours. For network integration customers, Global offers a 24 hour technical assistance "hotline." In addition, Global's service technicians are generally manufacturer-or vendor-certified to service the equipment Global sells.

CUSTOMERS, SALES AND MARKETING

   Global believes its customers decide to purchase products and services from Global based on a variety of factors, the most important of which are the strength of the relationship with Global, quality of service provided, and price.

   Global's growth has been largely driven by serving middle market businesses. Global also serves a number of large Fortune 500 companies as well as educational institutions, government entities and other not-for-profit groups. Global estimates that over 150,000 customers purchased equipment or services from Global in the past twelve months. During the fiscal year ended March 31, 2001, none of Global's customers accounted for more than 2% of total revenues and its top five customers collectively accounted for less than 6% of total revenues.

   Because the management teams at Global's core companies understand their markets and customer relationships, Global's core company managers make local marketing decisions, including decisions regarding product offering mix, promotional programs, and advertising. Global employs approximately 1,100 people in sales and marketing. All of Global's sales personnel are compensated at least partly on a commission basis, with local management determining the structure of sales compensation and commissions within the parameters of Global's industry management model. Global generates sales from within its existing customer base by tracking lease expirations, cross-selling its products and services, and giving incentives to service personnel for creating sales leads. Each of Global's core companies also generates sales leads through telemarketing and door-to-door marketing.

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

SUPPLIERS

   The following table lists the products Global sells and their manufacturers in each of the office imaging markets Global serves:

------------------------------------------------------------------------------------------------------------------
AUTOMATED OFFICE EQUIPMENT
------------------------------------------------------------------------------------------------------------------
Copiers:                                        Canon Inc., Gestetner, Konica, Kyocera/Mita, Ricoh Corporation,
                                                Savin Corporation, Sharp, Toshiba America, Inc., Minolta
Facsimile machines:                             Canon, Inc., Muratec America, Inc., Panasonic Communications and
                                                Systems Company, Savin, Toshiba, Sharp
Duplicators:                                    Gestetner, Riso, Inc., Ricoh Corporation
Printers:                                       Hewlett-Packard Company, Tektronix, Inc., TRSystems
------------------------------------------------------------------------------------------------------------------
NETWORK INTEGRATION SERVICES
------------------------------------------------------------------------------------------------------------------
Personal and laptop computers, servers,         Adobe Systems, Inc., Aprisma, AST Research, Inc., Axent Technology,
communication equipment and firewalls and       Cisco Systems, Compaq Computer Corporation, Dell Computer
wireless networks for universities and          Corporation, Enterasys Networks, Gateway, Inc., IBM, Intel
municipalities:                                 Corporation, NEC America, Inc., Network Associates, Sun
                                                Microsystems, Toshiba, 3Com Corp., ViewSonic Corp., Xircom, Inc.
Networking software:                            Citrix, E Presence, Microsoft Corporation, Novell, Inc., Veritas
                                                Software Corp
------------------------------------------------------------------------------------------------------------------
ELECTRONIC PRESENTATION SYSTEMS
------------------------------------------------------------------------------------------------------------------
Large screen display devices:                   Epson America, Inc., InFocus Corporation, NEC Technologies,
                                                Phillips, Plus Corporation, Sharp Electronics, Sony Electronics,
                                                Inc.
Video conferencing hardware and software:       CuSeeMe Networks, Picture Tel, VCON
Electronic white boards:                        Electronics for Imaging, Inc., SMART Technologies, Inc.
------------------------------------------------------------------------------------------------------------------

   During the fiscal year ended March 31, 2001, Global purchased 12% of its equipment, parts and supplies from Konica. No other supplier represented in excess of 7% of such purchases.

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

LEASING AND RENTALS

   A majority of the copiers Global sells are financed by third party leasing companies. Global has a five-year strategic alliance with General Electric Capital Corporation and a three-year program agreement with CitiCapital. The GECC program accounts for at least 85% of all equipment leasing with CitiCapital, Inc. financing the majority of what is not financed through GECC. The advantages to these programs are (1) better lease rates and terms than are generally available to individual copier dealers and (2) control over leased equipment at the end of the lease term. Under each of these arrangements Global has an option to purchase the leased equipment, under already negotiated terms at the end of the lease term. This gives Global the flexibility to sell the equipment to its customers at the end of the lease term or to provide for such a sale at the time of original purchase. Global plans to increase the use of the leasing programs in electronic presentation markets where, Global believes, high equipment costs will make leasing an attractive financing alternative for many customers.

   In some cases, Global's automated office equipment dealers also rent equipment. Rental arrangements provide Global with a steady monthly revenue stream and, like its leasing arrangements, give Global control over disposition of the equipment at the end of the rental term.

COMPETITION

   Global operates in highly competitive markets, which forces it to compete for customers and sometimes for acquisition candidates. Competitors in the automated office equipment market and the electronic presentation systems market include large dealers, including Danka Business Systems and IKON Office Solutions and independent dealers, as well as manufacturers' sales and service divisions, including those of Canon, Konica, Minolta Co., Ltd., Pitney Bowes, Inc. and Xerox Corporation. Global also competes with office superstores and consumer electronics chains in these markets. Principal areas of competition in these markets include price and product capabilities; quality and speed of post-sales service support; availability of equipment, parts and supplies; speed of delivery; financing terms and availability of financing, leasing, or rental programs.

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

   In the network integration services market, Global competes with the e-commerce providers, including CDW Computer Centers, Inc., Insight Enterprises, Inc. and PC Connection; direct sellers such as Dell Computer Company and Gateway, Inc. and the sales and service divisions of Hewlett Packard and Compaq Computer Corporation; smaller competitors with regional or local operations; and the in-house capabilities of its customers. Principal areas of competition in this market include reputation, quality and speed of support, and price.

   Global also faces competition for core and satellite acquisitions from manufacturers, consolidators, and a number of other independent dealers.

EMPLOYEES

   Global employs approximately 2,900 people, most of whom work at Global's core companies. Of these, approximately 1,100 employees work in sales and marketing, 1,200 in service, and 600 in operations and administration. Twenty-seven employees work at Global's corporate headquarters in Tampa, Florida. None of Global's employees is covered by collective bargaining agreements. Global believes it has good relations with its employees.

GOVERNMENT AND ENVIRONMENTAL REGULATION

   Global is subject to regulation under various federal, state and local laws relating to employee safety and health and environmental protection. Global is not aware of any material non-compliance with any of these laws.

ITEM 2.  PROPERTIES

   None of the physical properties Global uses in its business are materially important to Global.

ITEM 3.  LEGAL PROCEEDINGS

   Currently, Global is not involved in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of Global's stockholders during the three months ended March 31, 2001.

EXECUTIVE OFFICERS OF GLOBAL

   The executive officers of Global and their positions and offices as of March 31, 2001 are as follows:

NAME                                        AGE                      POSITION
----                                        ---                      --------
Thomas S. Johnson.........................   55   Director, President and Chief Executive Officer
Raymond Schilling.........................   46   Senior Vice President, Chief Financial Officer,
                                                  Secretary and Treasurer
Alfred N. Vieira..........................   53   Vice President-Operations/Service
Todd S. Johnson...........................   34   Vice President-Acquisitions

   THOMAS S. JOHNSON has served as a director and as President and Chief Executive Officer since Global's founding in June 1994. From 1991 to 1994,
Mr. Johnson was an office imaging industry consultant. From 1989 to 1990, Mr. Johnson served as Chief Operating Officer for Danka. From 1975 to 1989,
Mr. Johnson worked at IKON (formerly known as Alco Standard Corporation) in various staff and operating roles. When he left there in 1989, he was Vice President-Operations of the Office Products group and was responsible for acquisitions and turning around under-performing operations. Mr. Johnson has been involved in the acquisition of over 79 office equipment dealers since 1985 and has over 25 years of experience in acquiring and integrating businesses. Mr. Johnson graduated with a B.S. degree from the University of Florida in 1972 and received his MBA from Harvard Business School in 1976.

   RAYMOND SCHILLING has served as Senior Vice President of Global since April 1999 and as Chief Financial Officer, Secretary and Treasurer of Global since its inception in June 1994. From June 1994 to April 1999, Mr. Schilling also served as Global's Vice President. From 1988 to 1994, Mr. Schilling was Vice President-Finance of the California/Nevada region of McCaw Communications and responsible for all of its finance and administrative functions. From 1980 to 1988, Mr. Schilling worked with Mr. Johnson at IKON in various accounting and financial reporting functions, including as controller of Alco Office Products, where his responsibilities included acquisitions and evaluation, integration, development and installation of financial systems. From 1986 to 1988, Mr. Schilling also was Vice President of Finance and Administration of San Sierra Business Systems (an Alco Office Products dealer). From 1976 to 1980,
Mr. Schilling was employed by PriceWaterhouse as a CPA. In total, Mr. Schilling has been involved in the acquisition of over 54 businesses and has over 18 years of experience in acquiring and integrating businesses. Mr. Schilling graduated with a B.A. in Economics and Accounting from Muhlenberg College in 1976.

   ALFRED N. VIEIRA has served as Vice President-Operations/Service of Global since October 2000. From March 1997 to October 2000, Mr. Vieira served as Vice President-Service of Global. From May 1996 to March 1997, Mr. Vieira served as Vice President and General Manager of Felco Office Systems, Inc.'s four branch locations in

South Texas. From 1979 to May 1996, Mr. Vieira was employed by Global Services, Inc., and served as its Vice President of Operations from May 1988 to May 1996. Mr. Vieira studied electrical engineering at City University of New York.

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

   OUR INDEBTEDNESS RESULTS IN SIGNIFICANT DEBT SERVICE OBLIGATIONS AND LIMITATIONS. Because we financed our acquisitions primarily with debt, we incurred substantial debt and, as a result, we have significant debt service obligations. As of March 31, 2001, our total indebtedness was $276.7 million, which represented 69.1% of our total capitalization. We also had $66.9 million of additional borrowing availability under our senior credit facility. In addition, our senior credit facilities and the indenture governing our senior subordinated notes, which we refer to as subordinated debt, allow us to incur additional indebtedness under certain circumstances. Our indebtedness poses important consequences to investors, including the risks that:

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

   WE NEED SUBSTANTIAL ADDITIONAL FUNDS TO FINANCE OUR ACQUISITIONS. We intend to finance our future acquisitions primarily through cash flow from operations and by incurring additional indebtedness, which will be substantial in relation to our equity capital. We cannot be certain that we will be able to borrow money for future acquisitions on favorable terms. Also, the restrictions imposed on us under our senior credit facilities and the indenture governing the notes may limit our ability to borrow additional funds to purchase acquisitions. We may also pay some of the price of future acquisitions by issuing common stock or other equity securities to the sellers of the businesses we acquire or in public or private offerings. Depending on the market value of our common stock, either we or the sellers of the businesses we acquire may not be willing to use common stock for part of the consideration we pay. To the extent we do not have access to additional debt and do not issue equity to pay for future acquisitions, we would need to use more of our cash resources to continue our acquisition program. We cannot be certain that we will be able to obtain debt or equity financing, or that we will have enough cash resources available to pay for future acquisitions.

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

   WE DEPEND ON OUR CHIEF EXECUTIVE OFFICER. Our success substantially depends on the efforts and ability of Thomas S. Johnson, Global's President and Chief Executive Officer. Mr. Johnson has developed and implemented Global's industry management model, and has many years of experience in the office imaging industry and in the acquisition and integration of office imaging solutions dealers. Mr. Johnson is currently employed under an executive agreement terminating on April 1, 2002, but renews automatically for successive three-year periods unless otherwise terminated by either party upon 60 days notice. The loss or interruption of his services could have an adverse effect on Global.

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

   WE DEPEND ON OUR SUPPLIERS. A majority of our revenues come from the sale of equipment and from service and supply contracts for this equipment. As a result, our success depends on our access to reliable sources of equipment, parts and supplies at competitive prices. During the fiscal year ended March 31, 2001, Global purchased

12% of its equipment, parts and supplies from Konica Business Technologies, Inc. No other supplier represented in excess of 7% of such purchases. There is no guarantee that Konica or any of our other suppliers will continue to sell their products to us, or that they will do so at competitive prices. Finally, other factors, including reduced access to credit resulting from economic conditions, may impair our suppliers' ability to provide products in a timely manner or at competitive prices.

   OUR MARKETS ARE HIGHLY COMPETITIVE. We operate in highly competitive markets, which forces us to compete for customers and sometimes for acquisition candidates. Competitors in the automated office equipment market and the electronic presentation systems market include Xerox Corporation, Danka Business Systems PLC, IKON Office Solutions, Inc. and other large, independent dealers, as well as manufacturers' sales and service divisions, office superstores and consumer electronics chains. In the network integration services market we compete with large providers, smaller competitors with regional or local operations, and the in-house capabilities of our customers.

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

   .  incur additional debt and prepay our subordinated debt

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

   .  low trading volume

   .  quarterly variations in operating results

   .  changes in estimates by securities analysts

   .  our liquidity or ability to raise funds

   .  general economic conditions

   OUR DIRECTORS, OFFICERS AND SIGNIFICANT STOCKHOLDERS MAY CONTROL GLOBAL. Our executive officers and directors and their affiliates beneficially own 54.3% of our common stock, and Golder, Thoma, Cressey, Rauner, Inc., through its affiliation with Golder, Thoma, Cressey, Rauner Fund IV L.P., owns 41.0% of our common stock. Accordingly, our executive officers and directors and their affiliates, particularly Golder, Thoma, Cressey, Rauner, Inc., have significant influence over the election of directors and corporate actions requiring stockholder approval. In some cases, Golder, Thoma, Cressey, Rauner, Inc.'s interests as a stockholder could conflict with the interests of our noteholders or other stockholders. The concentration of ownership of our common stock could limit the price that certain investors might be willing to pay in the future for shares of common stock, and could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of Global.

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

   As of March 31, 2001, we had $176.5 million of senior indebtedness outstanding. Substantially all of our real and personal property used in our business operations secures our obligations under our senior credit facilities. If we default on any payments required under any of our senior debt, or if we fail to comply with other provisions governing our senior debt, such as meeting required financial ratios, the senior lenders could declare all amounts outstanding, together with accrued and unpaid interest, immediately due and payable. If we are unable to repay amounts due, the lenders could proceed against the collateral securing the debt. If the lenders proceed against any of the collateral, we may not have enough assets left to pay our noteholders. Moreover, if we become bankrupt or similarly reorganize, we may not be able to use our assets to pay our noteholders until after we pay all of our senior debt. In addition, the senior credit facility may prohibit us from paying amounts due on the subordinated debt, or from purchasing, redeeming or otherwise acquiring the notes if a default exists under our senior debt.

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


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

   The information required by this item is set forth in the "quarterly financial data" appearing on page 43 of Global's 2001 Annual Report to Stockholders and is incorporated herein by reference. Portions of Global's 2001 Annual Report to Stockholders that are incorporated into this Form 10-K are filed as Exhibit 13.1 to this form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

   The presentation of selected financial data as of and for the five years ended March 31, 2001 is included in the "selected financial data" section appearing on page 17 of Global's 2001 Annual Report to Stockholders and is incorporated by reference into this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The information required by this item is set forth in the "management's discussion and analysis" appearing on pages 18 through 24 of Global's 2001 Annual Report to Stockholders, and is incorporated by reference into this Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company is exposed to changes in interest rates, primarily from its senior credit agreement and uses interest rate cap and swap agreements to fix interest rates on variable debt and reduce certain exposures to interest rate fluctuations. The Company also has long-term debt that bears a fixed rate. There is a risk that market rates will decline and the required payments will exceed those based on current market rates on the long-term debt. The Company's risk management objective in entering into such contracts and agreements is only to reduce its exposure to the effects of interest rate fluctuations and not for speculative investment. Of the Company's total long-term debt of $277 million, approximately $177 million is variable rate debt. The Company's interest rate swaps have effectively converted $52 million of the variable rate debt to fixed rate debt, leaving $125 million of the long-term debt exposed to interest rate risk. Assuming the $125 million of variable rate debt was outstanding for a full fiscal period, a hypothetical 100 basis point increase (decrease) in the variable interest rate would have resulted in approximately $1.2 million of additional (reduced) interest expense. Additional information regarding financial instruments including in the notes to the company's financial statements on pages 31 and 36 of this report is an integral part of this disclosure about market risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The financial statements and supplementary financial information required by this item are set forth in pages 25 through 43 of Global's 2001 Annual Report to Stockholders and are incorporated by reference into this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   For information with respect to the executive officers of Global, see "Executive Officers of Global" at the end of Part I of this Form 10-K. For information with respect to the directors of Global, see "Election of Directors" in the proxy statement for the 2001 annual meeting of stockholders to be held in August 2001, which is incorporated by reference into this Form 10-K.
Information required by Item 405 of Regulation S-K is included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in Global's proxy statement for the 2001 annual meeting of stockholders to be held in August 2001 and is incorporated by reference into this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

   Information with respect to executive compensation is incorporated by reference into this Form 10-K to the information under the captions "Compensation of Directors" and "Executive Compensation" in Global's proxy statement for the 2001 annual meeting of stockholders to be held in August 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information with respect to security ownership of certain beneficial owners and management of Global is incorporated by reference into this Form 10-K to the information under the caption "Voting Securities and Principal Holders Thereof" in Global's proxy statement for the 2001 annual meeting of stockholders to be held in August 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information with respect to certain relationships and transactions is incorporated by reference into this Form 10-K to the information under the caption "Certain Relationships and Transactions" in Global's proxy statement for the 2001 annual meeting of stockholders to be held in August 2001.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) 1. Financial Statements

   The consolidated financial statements as of March 31, 2001 and 2000 and for each of the three years in the period ended March 31, 2001, together with the report thereon of Ernst & Young LLP dated May 11, 2001, appearing on pages 25 through 44 of Global's 2001 Annual Report to Stockholders are incorporated by reference into Part II, Item 8 of this Form 10-K. With the exception of the aforementioned information and the information incorporated by reference in
Part II, Items 5, 6, 7 and 8 of this Form 10-K, Global's 2001 Annual Report to Stockholders is not to be deemed filed as part of this report.

   Consolidated balance sheets as of March 31, 2001 and 2000

   Consolidated statements of operations for the years ended March 31, 2001, 2000 and 1999

   Consolidated statements of cash flows for the years ended March 31, 2001, 2000 and 1999

   Consolidated statements of stockholders' equity for the years ended March 31, 2001, 2000 and 1999

   Notes to consolidated financial statements

   Report of Independent Auditors

   (a) 2. Financial Statement Schedules Required by Items 8 and 14(d)

   Included in this annual report is the following additional financial data, which should be read in conjunction with the consolidated financial statements in Global's 2001 Annual Report to Stockholders:

   Report of Independent Auditors

   Schedule II--Valuation and Qualifying Accounts for each of the three years in the period ended March 31, 2001

   Supplemental schedules not included with the additional financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

   (a) 3. Exhibits

   The Exhibit Index filed herewith is incorporated herein by reference.

   (b) Reports on Form 8-K

   The Company filed no reports on Form 8-K during the last quarter of the fiscal year ended March 31, 2001.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Global Imaging Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     Global Imaging Systems, Inc.

                                     By:   /s/ Thomas S. Johnson
                                         ---------------------------------------
                                           Thomas S. Johnson
                                           President and Chief Executive Officer

Date: June 29, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of June 29, 2001.

                     NAME                                                  TITLE
                     ----                                                  -----
            /s/ Thomas S. Johnson                          President, Chief Executive Officer and Director
----------------------------------------------                (Principal Executive Officer)
              THOMAS S. JOHNSON

            /s/ Raymond Schilling                          Senior Vice President, Chief Financial Officer,
----------------------------------------------                Secretary and Treasurer (Principal Financial
              RAYMOND SCHILLING                               and Accounting Officer)

              /s/ Carl D. Thoma                            Chairman of the Board
----------------------------------------------
              CARL D. THOMA

           /s/ Bruce D. Gorchow                            Director
----------------------------------------------
           BRUCE D. GORCHOW

          /s/ William C. Kessinger                         Director
----------------------------------------------
            WILLIAM C. KESSINGER

              /s/ Mark M. Lloyd                            Director
----------------------------------------------
               MARK M. LLOYD

           /s/ R. Eric McCarthey                           Director
----------------------------------------------
            R. ERIC MCCARTHEY

            /s/ Edward N. Patrone                          Director
----------------------------------------------
              EDWARD N. PATRONE

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Global Imaging Systems, Inc.

We have audited the consolidated financial statements of Global Imaging Systems, Inc. as of March 31, 2001 and 2000, and for each of the three years in the period ended March 31, 2001, and have issued our report thereon dated May 11, 2001. Our audits also included the financial statement schedule listed in
Item 14(a) of this Annual Report (Form 10-K). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                    /s/ Ernst & Young LLP

Tampa, Florida
May 11, 2001

                          GLOBAL IMAGING SYSTEMS, INC.

                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

   Reserve for returns and allowances and bad debts:

                                                                        ADDITIONS
                                            BALANCE AT       -------------------------------
                                               THE             CHARGED TO        CHARGED TO                          BALANCE AT
                                           BEGINNING OF        COSTS AND           OTHER                             THE END OF
                                            THE PERIOD          EXPENSES        ACCOUNTS (1)       DEDUCTIONS        THE PERIOD
                                          --------------     -------------     -------------     -------------     ---------------
Year Ended:
  March 31, 1999......................      $  870,544          $345,993          $472,583          $  335,888        $1,353,232
  March 31, 2000......................       1,353,232           532,677           585,529             407,253         2,064,185
  March 31, 2001......................       2,064,185           972,752           216,968           1,104,271         2,149,634

   Reserve for excess and slow-moving inventory:

                                                                        ADDITIONS
                                            BALANCE AT       -------------------------------
                                               THE             CHARGED TO        CHARGED TO                         BALANCE AT
                                           BEGINNING OF        COSTS AND           OTHER                            THE END OF
                                            THE PERIOD          EXPENSES        ACCOUNTS (1)      DEDUCTIONS        THE PERIOD
                                          --------------     -------------     -------------     -------------     -------------
Year Ended:
  March 31, 1999......................      $1,295,020         $  759,721         $1,160,660       $1,004,646        $2,210,755
  March 31, 2000......................       2,210,755            531,675          1,648,151        1,591,705         2,798,876
  March 31, 2001......................       2,798,876          1,209,059            493,683        1,089,736         3,411,882

(1) These amounts primarily represent reserve balances acquired in connection with business combinations.

                               INDEX TO EXHIBITS
EXHIBIT
 NO.      DESCRIPTION
----      -----------

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

4.5 Credit Agreement, dated as of June 23, 1999, by and among Global and certain of its subsidiaries, as Borrowers, the Lenders referred to therein, First Union National Bank, as Administrative Agent, Key Corporate Capital Inc., as Syndication Agent, and ScotiaBanc, Inc., as Documentation Agent. (3)

4.5a First Amendment and Waiver to Credit Agreement, dated as of February 14, 2000.+

4.5b      Second Amendment and Waiver to Credit Agreement, dated as of March 30,
          2000.+

10.1 Registration Agreement, dated as of June 9, 1994, as amended, by and among Global and the stockholders identified therein. (4)

10.2 Termination Agreement, dated as of May 27, 1998, by and among Global; Golder, Thoma, Cressey, Rauner Fund IV L.P. ("FUND IV"); Golder, Thoma, Cressey, Rauner, Inc.; and the stockholders identified therein.
          (5)

10.3 Senior Executive Agreement, dated as of April 1, 1999, by and between Global and Thomas S. Johnson. (6)*

10.4 Senior Executive Agreement, dated as of April 1, 2000, by and between Global and Raymond Schilling. (10)*

10.5 Senior Executive Agreement, dated as of April 1, 2000, by and between Global and Michael Mueller. (10)*

10.6 Senior Executive Agreement, dated as of April 1, 2000, by and between Global and Alfred N. Vieira. (10)*

10.7 Senior Executive Agreement, dated as of April 1, 2000, by and between Global and Todd S. Johnson. (10)*

10.8      Amended and Restated 1998 Stock Option and Incentive Plan. *+

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

10.8c     Form of Director's Stock Option Agreement. (5)*

10.8d     Director Non-Incentive Stock Option Agreement. (7)*

10.8e Amendments to Global Imaging Systems, Inc. 1998 Stock Option and Incentive Plan and forms of stock option agreements. (7)

10.9      Form of Supply Agreement between Global and Konica. (8)**

10.10 Equity Subscription Agreement, dated as of March 27, 1998, by and among Global, FUND IV, JNL and Thomas S. Johnson. (5)

10.11 Form of Indemnification Agreement between Global and its directors and executive officers. (1)*

EXHIBIT
 NO.      DESCRIPTION
----      -----------

10.12 Registration Rights Agreement, dated March 8, 1999, by and among Global, the subsidiary guarantors, First Union Capital Markets Corp., Prudential Securities Incorporated, Raymond James & Associates, Inc. and Scotia Capital Markets (USA) Inc. (2)

10.13 Merger Agreement, dated June 24, 1999, by and among Global, Lewan Acquisition, Inc., Lewan & Associates, Inc. and the shareholders of Lewan & Associates, Inc. (9)

13.1 Incorporated portions of Annual Report to Stockholders for the Year Ended March 31, 2001.+

21.1      Subsidiaries of Global.+

23.1      The consent of Ernst & Young LLP.+

-----------------------
(1) In corporated by reference to Global's Registration Statement on Form S-1, No. 333-48103, as filed with the SEC on May 8, 1998.

(2) In corporated by reference to Global's Registration Statement on Form S-4, No. 333-78093, as filed with the SEC on May 7, 1999.

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

(5) Incorporated by reference to Global's Registration Statement on Form S-1, No. 333-48103, as filed with the SEC on June 11, 1998.

(6) Incorporated by reference to Global's Quarterly Report on Form 10-Q filed with the SEC on February 14, 2000.

(7) Incorporated by reference to Global's Registration Statement on Form S-8, No. 333-80801, as filed with the SEC on June 16, 1999.

(8) Incorporated by reference to Global's Registration Statement on Form S-1, No. 333-48103, as filed with the SEC on March 27, 1998.

(9) Incorporated by reference to Global's Current Report on Form 8-K filed with the SEC on July 6, 1999.

(10) Incorporated by reference to Global's Annual Report on Form 10-K filed with the SEC on June 26, 2000.

+  Filed herewith.

*  Management contract or compensatory plan, contract or arrangement.

** Confidential treatment has been granted for portions of this exhibit.