Form 10-Q
period 2001-06-30
GLOBAL IMAGING SYSTEMS INC
filed 2001-08-10
CIK 1050167

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
      EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM _________________ TO _________________

      Commission File Number:  000-24373


                          GLOBAL IMAGING SYSTEMS, INC.
                          ----------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


DELAWARE                                   59-3247752
--------------------------------           -------------------------------------
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)


3820 Northdale Boulevard, Suite 200A
Tampa, Florida                             33624
----------------------------------------   -------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)   (ZIP CODE)

REGISTRANT'S TELEPONE NUMBER, INCLUDING AREA CODE:    813-960-5508



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

The registrant had 18,049,447 Shares of Common Stock, $.01 par value, outstanding as of August 8, 2001.

                                     INDEX

                                                                       Page
                                                                       ----

PART I - FINANCIAL INFORMATION

ITEM 1 - Consolidated Financial Statements


   Consolidated Balance Sheets as of June 30, 2001 (Unaudited)
   and March 31, 2001                                                    3

   Consolidated Statements of Operations for the three months ended
   June 30, 2001 and 2000 (Unaudited)                                    4

   Consolidated Statements of Cash Flows for the three months ended
   June 30, 2001 and 2000 (Unaudited)                                    5

   Consolidated Statement of Stockholders' Equity for the three months
   ended June 30, 2001 (Unaudited)                                       6

   Notes to Consolidated Financial Statements (Unaudited)                7

ITEM 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      11


ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk     15


PART II - OTHER INFORMATION

ITEM 6 - Exhibits and Reports on Form 8-K                               16


SIGNATURE                                                               17

EXHIBIT INDEX                                                           18

PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

GLOBAL IMAGING SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                  June 30,                   March 31,
                                                                                    2001                       2001
                                                                           ---------------------      ---------------------

ASSETS                                                                           (Unaudited)
Current assets:
 Cash and cash equivalents                                                           $         -                $         -
 Accounts receivable, net of allowance for doubtful accounts ($2,173
 and $2,150 at June 30, 2001 and March 31, 2001, respectively)                            79,280                     82,830
 Inventories                                                                              69,647                     61,608
 Deferred income taxes                                                                     3,995                      3,813
 Prepaid expenses and other current assets                                                 3,750                      3,667
                                                                           ---------------------      ---------------------
   Total current assets                                                                  156,672                    151,918
Rental equipment, net                                                                     14,216                     13,553
Property and equipment, net                                                               13,099                     11,550
Other assets                                                                               1,147                      1,156
Related party notes receivable                                                               400                        400
Intangible assets, net:
 Goodwill                                                                                294,788                    294,204
 Noncompete agreements                                                                     1,198                      1,461
 Financing fees                                                                            4,923                      4,577
                                                                           ---------------------      ---------------------
   Total assets                                                                         $486,443                   $478,819
                                                                           =====================      =====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                                       $ 26,333                   $ 23,251
 Accrued liabilities                                                                      11,790                     12,422
 Accrued compensation and benefits                                                        10,248                     13,583
 Accrued interest                                                                          4,582                      2,037
 Current maturities of long-term debt                                                      5,836                      5,521
 Deferred revenue                                                                         23,035                     23,828
 Income taxes payable                                                                      2,972                        422
                                                                           ---------------------      ---------------------
   Total current liabilities                                                              84,796                     81,064
Deferred income taxes                                                                      3,021                      2,830
Long-term debt, less current maturities                                                  270,147                    271,129
                                                                           ---------------------      ---------------------
   Total liabilities                                                                     357,964                    355,023
Stockholders' equity:
 Preferred stock, $.01 par value:
  10,000,000 shares authorized:  No shares issued.                                             -                          -
 Common stock, $.01 par value:
  50,000,000 shares authorized:  19,225,086 shares issued and 18,049,447
  shares outstanding at June 30, 2001 and March 31, 2001                                     192                        192
 Common stock held in treasury, at cost                                                  (10,352)                   (10,352)
 Additional paid-in capital                                                               91,475                     91,475
 Retained earnings                                                                        48,284                     42,481
 Accumulated other comprehensive income (loss)                                            (1,120)                         -
                                                                           ---------------------      ---------------------
   Total stockholders' equity                                                            128,479                    123,796
                                                                           ---------------------      ---------------------
   Total liabilities and stockholders' equity                                           $486,443                   $478,819
                                                                           =====================      =====================

                            See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                          Three Months Ended
                                                                                               June 30,
                                                                                    2001                      2000
                                                                           ---------------------     ---------------------
Revenues:
 Equipment and supplies sales                                                           $116,563                  $102,794
 Service and rentals                                                                      38,886                    34,123
                                                                           ---------------------     ---------------------
   Total revenues                                                                        155,449                   136,917
Costs and operating expenses:
 Cost of equipment and supplies sales                                                     78,205                    69,474
 Service and rental costs                                                                 20,714                    17,072
 Selling, general and administrative expenses                                             39,847                    34,715
 Intangible asset amortization                                                               264                     2,439
                                                                           ---------------------     ---------------------
   Total costs and operating expenses                                                    139,030                   123,700
                                                                           ---------------------     ---------------------
Income from operations                                                                    16,419                    13,217
Interest expense                                                                           6,666                     6,660
                                                                           ---------------------     ---------------------
Income before income taxes                                                                 9,753                     6,557
Income taxes                                                                               3,950                     3,000
                                                                           ---------------------     ---------------------
Net income                                                                              $  5,803                  $  3,557
                                                                           =====================     =====================

Net income per common share:
  Basic                                                                                 $    .32                  $    .19
                                                                           =====================     =====================
  Diluted                                                                               $    .32                  $    .19
                                                                           =====================     =====================

Weighted average number of shares outstanding:
  Basic                                                                                   18,049                    19,001
  Diluted                                                                                 18,163                    19,014


                            See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(IN THOUSANDS)

                                                                                            Three Months Ended
                                                                                                 June 30,
                                                                                    2001                        2000
                                                                           ---------------------      ----------------------
OPERATING ACTIVITIES:
Net income                                                                              $  5,803                    $  3,557
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation                                                                            3,180                       2,536
   Amortization                                                                              512                       2,682
   Deferred income taxes                                                                     756                          40
   Interest expense - derivatives                                                             11                           -
Changes in operating assets and liabilities, net of amounts acquired in purchase business combinations:
   Accounts receivable                                                                     3,550                      (2,059)
   Inventories                                                                            (8,039)                        218
   Prepaid expenses and other current assets                                                 (83)                     (1,705)
   Other assets                                                                                9                          10
   Accounts payable                                                                        3,082                         498
   Accrued liabilities, compensation and benefits                                         (3,300)                        (64)
   Deferred revenue                                                                         (793)                      1,592
   Income taxes                                                                            2,550                       2,802
                                                                           ---------------------      ----------------------
Net cash provided by operating activities                                                  7,238                      10,107

INVESTING ACTIVITIES:
Purchase of property, equipment and rental equipment                                      (5,392)                     (3,806)
Payment for purchase of businesses, net of cash acquired                                    (584)                    (12,318)
                                                                           ---------------------      ----------------------
Net cash used in investing activities                                                     (5,976)                    (16,124)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt                                                     458                      13,000
Payments on long-term debt                                                                (1,125)                       (828)
Financing fees                                                                              (595)                       (115)
Common stock repurchases                                                                       -                      (7,234)
                                                                           ---------------------      ----------------------
Net cash provided by (used in) financing activities                                       (1,262)                      4,823
                                                                           ---------------------      ----------------------
Net increase (decrease) in cash and cash equivalents                                           -                      (1,194)
Cash and cash equivalents, beginning of period                                                 -                       3,629
                                                                           ---------------------      ----------------------
Cash and cash equivalents, end of period                                                $      -                    $  2,435
                                                                           =====================      ======================


                            See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
(IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)


                                             Common Stock
                               ---------------------------------------
                                                                                                       Accumulated
                                                             Held in       Additional                     Other
                               Number of                    Treasury,       Paid-in      Retained     Comprehensive
                                Shares      Par Value        at cost        Capital      Earnings     Income (Loss)         Total
                                ------      ---------        -------        -------      --------     -------------         -----
Balances at March 31, 2001     18,049,447         $192        $(10,352)       $91,475     $42,481              -          $123,796

Comprehensive income:
 Net income                                                                                 5,803                            5,803
 Unrealized loss on
   derivative instruments                                                                                $(1,120)           (1,120)

                                                                                                                          --------
   Total comprehensive
    income                                                                                                                   4,683
                               ----------         ----        --------        -------     -------        -------          --------

Balances at June 30, 2001      18,049,447         $192        $(10,352)       $91,475     $48,284        $(1,120)         $128,479
                               ==========         ====        ========        =======     =======        =======          ========

                            See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share and per share amounts)

NOTE 1.  BASIS OF PRESENTATION

   The accompanying consolidated balance sheet as of June 30, 2001, consolidated statements of operations and cash flows for the three months ended June 30, 2001 and 2000, and the consolidated statement of stockholders' equity for the three months ended June 30, 2001 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results, which may be expected for the entire fiscal year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Global Imaging Systems, Inc.'s (together with its subsidiaries, "Global" or the "Company") Annual Report for the year ended March 31, 2001.

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

   The following table reconciles the numerators and denominators of the basic and diluted EPS computations (shares in thousands):

                                                                                        For Three Months Ended
                                                                                               June 30,
                                                                           -----------------------------------------------
                                                                                   2001                       2000
                                                                           --------------------      ---------------------
Numerator:
 Numerator for basic and diluted earnings per share........................       $ 5,803                    $ 3,557
                                                                           ====================      =====================
Denominator:
 Denominator for basic earnings per share..................................        18,049                     19,001
 Effect of dilutive securities:
  Employee stock options...................................................           114                         13
                                                                           --------------------      ---------------------
 Denominator for diluted earnings per share................................        18,163                     19,014
                                                                           ====================      =====================

NOTE 3. ACQUISITIONS

     During the three months ended June 30, 2001 the Company made no acquisitions.

     The unaudited pro forma results presented below include the effects of the Company's acquisitions as if they had been consummated as of April 1, 2000. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated at the beginning of the year prior to acquisition.

                                                   Unaudited Pro forma
                                                Three Months ended June 30,
                                              -------------------------------
                                                  2001               2000
                                              ------------       ------------

Revenues..................................      $155,449           $144,262
Net income................................      $  5,803           $  3,824
                                              ============       ============

Basic earnings per share:
 Net income per share.....................      $   0.32           $   0.20
Diluted earnings per share:
 Net income per share.....................      $   0.32           $   0.20


NOTE 4.  STOCK OPTION PLAN

          In 1998, the Board of Directors adopted a stock option plan under which 1,820,000 shares of the Company's common stock may be sold pursuant to stock options or granted or sold as restricted stock to directors, officers, employees, and consultants to the Company. As of June 30, 2001, options to purchase 1,415,235 shares of the Company's common stock were outstanding under the stock option plan. During the three months ended June 30, 2001, options to purchase an aggregate of 100,000 shares were granted under the 1998 stock option plan with an exercise price of $5.80 per share.

          On May 18, 2001, the Board of Directors approved an amendment to the 1998 stock option plan to increase the number of shares available for grant under the plan by 700,000 to 2,520,000. This amendment is subject to approval by Global's stockholders at Global's 2001 annual stockholders meeting.

          On January 25, 2001, the Board of Directors adopted the Global Imaging Systems, Inc. 2001 Stock Option Plan under which Global may grant options to purchase up to 300,000 shares of Global's common stock to employees of and service providers to Global, except for executive officers and directors. Stock options granted under the 2001 stock option plan have the same terms as those granted under the 1998 plan. As of June 30, 2001, options to purchase all 300,000 shares were outstanding under the 2001 stock option plan. During the three months ended June 30, 2001, options to purchase an aggregate of 300,000 shares were granted under the 2001 stock option plan with an exercise price of $5.44 per share.

          In addition to options outstanding under Global's stock option plans, 10,000 shares of Global's common stock are issuable upon the exercise of an option granted outside Global's stock option plans. This option is exercisable at a price of $12.00 per share.

NOTE 5.  DERIVATIVES

     On April 1, 2001, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS No. 133 requires the recognition of all derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based on the exposure being hedged, as either a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation. The adoption of SFAS No. 133 did not have a material impact on the consolidated balance sheet or statement of operations of the Company and derivative instruments are not used for speculative purposes.

     For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk, such as interest rate risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of the future cash flows of the hedged item, if any, is recognized in current earnings during the period of change.

     The Company has entered into interest rate swap agreements that effectively convert a portion of its floating-rate debt to a fixed-rate basis until September 2002, thus reducing the impact of interest-rate changes on future interest expense. At June 30, 2001, $52,000 of the Company's borrowings under the Credit Agreement has been designated as the hedged items to interest rate swap agreements. Under the swap agreements, the Company received an average variable rate of 4.9% and paid an average fixed rate of 6.6% during the three months ended June 30, 2001. During the three months ended June 30, 2001, the Company recognized a loss of approximately $11 related to the ineffective portion of its hedging instruments, which has been recorded in interest expense. Additionally, the Company has recognized a loss, net of tax, of approximately $1,120 related to the portion of the hedging instrument excluded from the assessment of hedge effectiveness, which has been recorded in comprehensive income. Amounts of net losses on derivative instruments expected to be reclassified from comprehensive income to earnings in the next twelve months are not expected to be material.

     The Company has entered into an interest rate cap agreement (cap) in the total notional amount of approximately $22,000, which is not designated as a hedging instrument. The cap is recorded on the balance sheet at fair value, with changes in the fair value of the cap being recorded in the consolidated statement of operations during the period of change. The cap limits the Company's interest rate risk exposure to 9% for the related notional amount.
No payments have been received under the cap, which expires September 2002.

NOTE 6.  COMPREHENSIVE INCOME

     The following table presents a reconciliation of comprehensive income comprised of net income, the cumulative effect of adopting SFAS No. 133 on April 1, 2001 and the unrealized loss on cash flow hedges.

                                                            Three months ended
                                                               June 30, 2001
                                                            -------------------

Net income................................................          $5,803
Cumulative effect of adopting SFAS No. 133, net of tax....            (994)
Unrealized loss on cash flow hedges, net of tax...........            (126)
                                                            -------------------


Total comprehensive income................................          $4,683
                                                            ===================

NOTE 7.  GOODWILL

         Effective April 1, 2001, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets in accordance with the early adoption provisions of the standard. Under SFAS No. 142 goodwill and intangibles with indefinite lives will no longer be amortized, but tested for impairment on a periodic basis.

The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principal. Separately identified intangibles that are not deemed to have indefinite lives will continue to be amortized over their useful life, with no maximum life.

         The changes in the carrying amount of goodwill from April 1 to June 30, 2001 are as follows:

Balance as of April 1, 2001............................        $294,204
Goodwill acquired......................................               -
Impairment losses......................................               -
Adjustments to goodwill................................             584
                                                          -------------
Balance at June 30, 2001...............................        $294,788
                                                          =============

         The following pro forma table presented below includes the effects of prior period adjustment results and goodwill amortization as if SFAS No. 142 had been adopted at April 1, 2000.

                                                                                         Three Months ended
                                                                                              June 30,
                                                                         ------------------------------------------------
                                                                                  2001                        2000
                                                                         ----------------------     ---------------------

Reported net income......................................................                $5,803                    $3,557
Add back: Goodwill amortization, net of tax..............................                     -                     1,619
                                                                         ----------------------     ---------------------
Adjusted net income......................................................                $5,803                    $5,176
                                                                         ======================     =====================


Basic earnings per share:
 Reported net income.....................................................                $  .32                    $  .19
 Goodwill amortization...................................................                     -                       .08
                                                                         ----------------------     ---------------------
 Adjusted net income.....................................................                $  .32                    $  .27
                                                                         ======================     =====================


Diluted earnings per share:
 Reported net income.....................................................                $  .32                    $  .19
 Goodwill amortization...................................................                     -                       .08
                                                                         ----------------------     ---------------------
 Adjusted net income.....................................................                $  .32                    $  .27
                                                                         ======================     =====================


NOTE 8.  RECENT ACCOUNTING PRONOUNCEMENTS

       In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The Company does not expect the adoption of this standard to have an impact on its financial statements.

NOTE 9.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

       The Company has issued $100,000 of 10 3/4% Senior Subordinated Notes, that are fully and unconditionally guaranteed on a joint and several basis by all the Company's existing subsidiaries (the Guarantors), each of which is wholly owned, directly or indirectly, by the Company. The Company is a holding company all of whose operations are conducted by the Guarantors and the Company has no operations or assets separate from its investment in its subsidiaries. Separate financial statements and other disclosures of the Guarantors are not presented because management determined the information is not material to investors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

   The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes included elsewhere in this Report on Form 10-Q and Global's annual report for the year ended March 31, 2001. The discussion in this section contains forward-looking statements, including statements relating to the pace of Global's future acquisitions and overall growth, the benefits that will be realized by businesses Global has acquired or may acquire, Global's future product and service offerings, Global's pace of borrowings and rate of internally generated cash flows and Global's time frame for seeking additional financing. These forward-looking statements are based largely on management's current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to risks, uncertainties and assumptions, which could cause Global's actual results to differ materially from the results suggested by these forward-looking statements. Some factors that may cause Global's results to differ materially from these statements are:

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

Information regarding these factors and others that may cause Global's actual results to differ materially from those contained in the forward-looking statements is presented in the "Risk Factors" section of the Company's Annual Report on Form 10-K for the year ended March 31, 2001. Global undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

   Global was founded in June 1994 with the goal of becoming a leading provider of a number of office imaging solutions. This includes the sale and service of automated office equipment such as copiers, facsimile machines, printers and duplicators, network integration services and electronic presentation equipment. From its founding through June 30, 2001, Global has acquired 14 core companies in the United States and 36 additional satellite companies that have been integrated into the core companies. The first acquisition was completed in August 1994. Management believes the acquired businesses and other businesses that Global plans to acquire will benefit from various Global programs and operating strategies. These benefits include increased operating efficiencies, the support of experienced and professional senior management, expansion of the types of office imaging products and services offered, increased access to capital, and increased emphasis on financial management.

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
                                                        Three Months Ended
                                                   ---------------------------
                                                     June 30,         June 30,
                                                      2001             2000
                                                   -----------     -----------
Revenues:
 Equipment and supplies sales ...............         75.0%           75.1%
 Service and rentals ........................         25.0            24.9
                                                   -----------     -----------
Total revenues ..............................        100.0           100.0
Cost and operating expenses:
 Cost of equipment and supplies sales .......         50.3            50.7
 Service and rental costs ...................         13.3            12.5
 Selling, general, and administrative expenses        25.6            25.3
 Intangible asset amortization ..............           .2             1.8
                                                   -----------     -----------
Total costs and operating expenses ..........         89.4            90.3
                                                   -----------     -----------
Income from operations ......................         10.6             9.7
Interest expense ............................          4.3             4.9
                                                   -----------     -----------
Income before income taxes ..................          6.3             4.8
Income taxes ................................          2.6             2.2
                                                   -----------     -----------
Net income ..................................          3.7%            2.6%
                                                   ===========     ===========

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

   Revenues

   Total revenues for the three months ended June 30, 2001 increased to $155,449, 13.5% higher than total revenues of $136,917 for the same period in 2000. The majority of revenue growth was due to internal growth, with the remainder coming from acquisition of businesses during fiscal year 2001.

   Sales of equipment and supplies for the three months ended June 30, 2001 increased to $116,563, 13.4% higher than sales of equipment and supplies of $102,794 for the same period in 2000.

   Service and rental revenues for the three months ended June 30, 2001 increased to $38,886, 14.0% higher than service and rental revenues of $34,123 for the same period in 2000.

   Gross Profit

   Gross profit for the three months ended June 30, 2001 increased to $56,530, 12.2% higher than gross profit of $50,371 for the same period in 2000. When viewed as a percentage of total revenue, gross profit was 36.4% for the three months ended June 30, 2001 versus 36.8% for the same period in 2000. Office equipment dealers typically receive a higher percentage of revenues and gross profit from service and rentals, while network integration and electronic presentation systems dealers derive a higher percentage of revenues and gross profit from sales of equipment and supplies. For the Company's existing businesses, the sales internal growth rate of the automated office equipment dealers was higher than the network integration and electronic presentation systems dealers.

   Gross profit as a percentage of equipment and supplies sales increased to 32.9% for the three months ended June 30, 2001 from 32.4% for the same period one year ago.

   As a percentage of revenue, the combined service and rental gross profit margin declined to 46.7% for the three months ended June 30, 2001 from 50.0% for the same period one year ago. This is primarily due to an increase in rental depreciation expense as a result of several large accounts replacing fully depreciated rental equipment with new rental equipment.

   Selling, General and Administrative Expenses

   Selling, general and administrative (SG&A) expenses for the three months ended June 30, 2001 increased to $39,847, 14.8% higher than selling, general and administrative expenses of $34,715 for the same period in 2000. These expenses increased principally due to the acquisitions Global made during fiscal year 2001. Office equipment dealers typically incur higher SG&A expenses as a percentage of revenue, while network integration and electronic presentation systems dealers incur a lower level of SG&A expenses as a percentage of revenue. The increase in expense as a percentage of revenues was the result of acquiring automated office equipment businesses in 2001 and an increase in health insurance expenses.

   Intangible Asset Amortization

   Intangible asset amortization was $264 for the three months ended June 30, 2001. This amortization is for non-compete agreements, while goodwill is no longer amortized due to the adoption of SFAS No. 142 as of April 1, 2001.
During the same period in 2000, intangible asset amortization was $2,439, which included goodwill amortization of $2,144 and non-compete agreements amortization of $295. See Note 7 for a further discussion of SFAS No. 142.

   Income From Operations

   Income from operations for the three months ended June 30, 2001 was $16,419, 24.2% higher than $13,217 from the same period in 2000. Income from operations was positively impacted by the early adoption of SFAS No. 142 (see Note 7) and the increase in combined revenues and gross profit.

   Interest Expense

   Interest expense for the three months ended June 30, 2001 was $6,666, compared to $6,660 from the same period in 2000, as the slightly higher level of borrowings was offset by lower interest rates. Interest expense includes the amortization of financing fees incurred in connection with Global's current credit facilities with First Union, the senior subordinated notes and ineffective hedging activities.

   Income Taxes

   The provision for income taxes for the three months ended June 30, 2001 was $3,950, 31.7% higher than $3,000 from the same period in 2000. The increase in income taxes was primarily due to higher pre-tax income and non-deductible goodwill amortization in 2000. The change in the effective income tax rate from 45.8% for the three months ended June 30, 2000 to 40.5% for the three months ended June 30, 2001 is primarily due to goodwill not being amortized with the adoption of SFAS No. 142, effective April 1, 2001. The effective income tax rate was higher than the federal statutory rate of 35% due to state and local taxes, and for the three months ended June 30, 2000, the non-deductible goodwill amortization.

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

   Under the terms of seven of its acquisition agreements, Global may be required to make additional payments of up to $22,238 in cash and issue common stock valued at up to $5,000 over the next three years to certain former owners of the businesses it has acquired based on the profitability of those businesses during such time period.

   For the three months ended June 30, 2001 the net cash provided by operations was $7,238 and for the three months ended June 30, 2000 the net cash provided by operations was $10,107. For the three months ended June 30, 2001 and for the three months ended June 30, 2000 Global's net cash used in investing activities was $5,976 and $16,124, respectively, primarily for property, equipment and rental equipment in 2001 and the purchase of businesses in 2000. For the three months ended June 30, 2001 and the three months ended June 30, 2000, Global's net cash provided by (used in) financing activities was $(1,262) and $4,823, respectively.

   As of June 30, 2001, the Company had $66,508 borrowing availability under its senior credit facility. Due to overall economic conditions the Company anticipates reduced borrowings for acquisition activity compared to the levels of borrowings for acquisitions in the prior fiscal year. The reduced acquisition rate and the continued internally generated cash flows will extend the time frame for the Company to seek additional financing in either the capital or equity markets.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company's market risk is primarily limited to fluctuations in interest rates as it pertains to the Company's borrowings under the Credit Agreement and the long-term note that bears a fixed rate. There have been no material changes to the Item 7A disclosure made in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits


     The Exhibit Index filed herewith is incorporated herein by reference.


     (b)     Reports on Form 8-K.

     The Company did not file any Current Reports on Form 8-K during the three months ended June 30, 2001.

                                   SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Global Imaging Systems, Inc.
                                    ------------------------------------------
                                                   (Registrant)


     August 10, 2001                          /s/ Raymond Schilling
-------------------------           ------------------------------------------
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