Form 10-Q
period 2001-09-30
GLOBAL IMAGING SYSTEMS INC
filed 2001-11-09
CIK 1050167

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM _______________ TO ________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The registrant had 18,152,920 shares of common stock, $.01 par value, outstanding as of November 7, 2001.

                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

ITEM 1 - Consolidated Financial Statements

      Consolidated Balance Sheets as of September 30, 2001 (Unaudited)
      and March 31, 2001                                                      3

      Consolidated Statements of Operations for the three months ended
      September 30, 2001 and 2000 (Unaudited)                                 4

      Consolidated Statements of Operations for the six months ended
      September 30, 2001 and 2000 (Unaudited)                                 5

      Consolidated Statements of Cash Flows for the six months ended
      September 30, 2001 and 2000 (Unaudited)                                 6

      Consolidated Statement of Stockholders' Equity for the six months
      ended September 30, 2001 (Unaudited)                                    7

      Notes to Consolidated Financial Statements (Unaudited)                  8


ITEM 2 - Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       13

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk          19

PART II - OTHER INFORMATION

ITEM 2 - Changes in Securities and Use of Proceeds                           19

ITEM 4 - Submission of Matters to a Vote of Security Holders                 19

Item 6 - Exhibits and Reports on Form 8-K                                    20


SIGNATURE                                                                    21

EXHIBIT INDEX                                                                22

PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

GLOBAL IMAGING SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                              September 30,    March 31,
                                                                                   2001           2001
                                                                              -------------    ---------
ASSETS                                                                         (Unaudited)
Current assets:
  Accounts receivable, net of allowance for doubtful accounts ($2,239
  and $2,150 at September 30, 2001 and March 31, 2001, respectively)            $  84,685      $  82,830
  Inventories                                                                      67,400         61,608
  Deferred income taxes                                                             4,069          3,813
  Prepaid expenses and other current assets                                         3,729          3,667
                                                                                ---------      ---------
      Total current assets                                                        159,883        151,918
Rental equipment, net                                                              13,973         13,553
Property and equipment, net                                                        13,516         11,550
Other assets                                                                        1,188          1,156
Related party notes receivable                                                        400            400
Intangible assets, net:
  Goodwill                                                                        294,927        294,204
  Noncompete agreements                                                               960          1,461
  Financing fees                                                                    4,687          4,577
                                                                                ---------      ---------
      Total assets                                                              $ 489,534      $ 478,819
                                                                                =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                              $  28,692      $  23,251
  Accrued liabilities                                                               8,808         12,422
  Accrued compensation and benefits                                                10,961         13,583
  Accrued interest                                                                  1,792          2,037
  Current maturities of long-term debt                                              6,170          5,521
  Deferred revenue                                                                 22,137         23,828
  Income taxes payable                                                              5,863            422
                                                                                ---------      ---------
      Total current liabilities                                                    84,423         81,064
Deferred income taxes                                                               3,872          2,830
Long-term debt, less current maturities                                           265,962        271,129
                                                                                ---------      ---------
      Total liabilities                                                           354,257        355,023
Stockholders' equity:
  Preferred stock, $.01 par value:
     10,000,000 shares authorized:  No shares issued                                 --             --
  Common stock, $.01 par value:
     50,000,000 shares authorized:  19,327,619 and 19,225,086 shares issued and 18,151,980 and 18,049,447 shares outstanding at September 30, 2001
     and March 31, 2001, respectively                                                 193            192
  Common stock held in treasury, at cost                                          (10,352)       (10,352)
  Additional paid-in capital                                                       92,066         91,475
  Retained earnings                                                                54,715         42,481
  Accumulated other comprehensive income (loss)                                    (1,345)          --
                                                                                ---------      ---------
      Total stockholders' equity                                                  135,277        123,796
                                                                                ---------      ---------
      Total liabilities and stockholders' equity                                $ 489,534      $ 478,819
                                                                                =========      =========

                            See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          Three Months Ended
                                                             September 30,
                                                           2001         2000
                                                         --------     --------
Revenues:
  Equipment and supplies sales                           $122,426     $116,379
  Service and rentals                                      37,696       34,752
                                                         --------     --------
      Total revenues                                      160,122      151,131
Costs and operating expenses:
  Cost of equipment and supplies sales                     83,002       80,106
  Service and rental costs                                 19,720       17,890
  Selling, general and administrative expenses             40,053       35,796
  Intangible asset amortization                               248        2,443
                                                         --------     --------
      Total costs and operating expenses                  143,023      136,235
                                                         --------     --------
Income from operations                                     17,099       14,896
Interest expense                                            6,291        7,144
                                                         --------     --------
Income before income taxes                                 10,808        7,752
Income taxes                                                4,377        3,574
                                                         --------     --------
Net income                                               $  6,431     $  4,178
                                                         ========     ========

Net income per common share:
    Basic                                                $    .36     $    .23
                                                         ========     ========
    Diluted                                              $    .35     $    .23
                                                         ========     ========

Weighted average number of shares outstanding:
    Basic                                                  18,106       18,196
    Diluted                                                18,456       18,196

                             See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                             Six Months Ended
                                                               September 30,
                                                             2001         2000
                                                           --------     --------
Revenues:
  Equipment and supplies sales                             $238,989     $219,173
  Service and rentals                                        76,582       68,875
                                                           --------     --------
      Total revenues                                        315,571      288,048
Costs and operating expenses:
  Cost of equipment and supplies sales                      161,207      149,580
  Service and rental costs                                   40,434       34,962
  Selling, general and administrative expenses               79,900       70,511
  Intangible asset amortization                                 512        4,882
                                                           --------     --------
      Total costs and operating expenses                    282,053      259,935
                                                           --------     --------
Income from operations                                       33,518       28,113
Interest expense                                             12,957       13,804
                                                           --------     --------
Income before income taxes                                   20,561       14,309
Income taxes                                                  8,327        6,574
                                                           --------     --------
Net income                                                 $ 12,234     $  7,735
                                                           ========     ========

Net income per common share:
    Basic                                                  $    .68     $    .42
                                                           ========     ========
    Diluted                                                $    .67     $    .42
                                                           ========     ========

Weighted average number of shares outstanding:
    Basic                                                    18,078       18,596
    Diluted                                                  18,310       18,603

                             See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(IN THOUSANDS)

                                                                   Six Months Ended
                                                                    September 30,
                                                                  2001          2000
                                                                --------      --------
OPERATING ACTIVITIES:
Net income                                                      $ 12,234      $  7,735
Adjustments to reconcile net income to net cash provided
  by operating activities:
      Depreciation                                                 6,481         5,179
      Amortization                                                 1,042         5,354
      Deferred income taxes                                          778           430
      Interest income - derivatives                                  (87)         --
Changes in operating assets and liabilities, net of amounts
  acquired in purchase business combinations:
      Accounts receivable                                         (1,719)      (15,838)
      Inventories                                                 (5,792)        1,977
      Prepaid expenses and other current assets                      (62)       (1,141)
      Other assets                                                   (32)         (566)
      Accounts payable                                             5,428         2,592
      Accrued liabilities, compensation and benefits              (8,131)       (1,192)
      Deferred revenue                                            (1,770)        1,712
      Income taxes                                                 6,280         1,785
                                                                --------      --------
Net cash provided by operating activities                         14,650         8,027

INVESTING ACTIVITIES:
Purchase of property, equipment and rental equipment              (8,865)       (7,101)
Payment for purchase of businesses, net of cash acquired            (718)      (20,066)
                                                                --------      --------
Net cash used in investing activities                             (9,583)      (27,167)

FINANCING ACTIVITIES:
Proceeds (repayments) of long-term debt                           (1,955)       29,460
Scheduled payments on long-term debt                              (2,563)       (1,964)
Financing fees                                                      (641)         (131)
Common stock issued for cash                                          92          --
Common stock repurchases                                            --          (9,905)
                                                                --------      --------
Net cash provided by (used in) financing activities               (5,067)       17,460
                                                                --------      --------
Net increase (decrease) in cash and cash equivalents                --          (1,680)
Cash and cash equivalents, beginning of period                      --           3,629
                                                                --------      --------
Cash and cash equivalents, end of period                        $   --        $  1,949
                                                                ========      ========

                            See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
(IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                                Common Stock
                                   ----------------------------------------
                                                                                                        Accumulated
                                                                Held in     Additional                     Other
                                    Number of                  Treasury,      Paid-in     Retained     Comprehensive
                                      Shares      Par Value      at cost      Capital     Earnings     Income (Loss)       Total
                                   ------------- ------------ ------------- ------------ ------------ -----------------  --------
Balances at March 31, 2001           18,049,447     $192        $(10,352)      $91,475      $42,481            --        $123,796

Comprehensive income:
   Net income                                                                                12,234                        12,234
   Unrealized loss on derivative
    instruments                                                                                           $(1,345)         (1,345)
                                                                                                                         --------
    Total comprehensive income                                                                                             10,889

Stock options exercised                   7,295       --                            92                                         92
Common stock issued in
 conjunction with earnout                95,238        1                           499                                        500
                                     ----------     ----        --------       -------      -------       -------        --------
Balances at September 30, 2001       18,151,980     $193        $(10,352)      $92,066      $54,715       $(1,345)       $135,277
                                     ==========     ====        ========       =======      =======       =======        ========

                            See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 1.  BASIS OF PRESENTATION

     The accompanying consolidated balance sheet as of September 30, 2001, consolidated statements of operations for the three and six months ended September 30, 2001 and 2000, consolidated statements of cash flows for the six months ended September 30, 2001 and 2000, and the consolidated statement of stockholders' equity for the six months ended September 30, 2001 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Global Imaging Systems, Inc.'s (together with its subsidiaries, "Global" or the "Company") Annual Report for the year ended March 31, 2001.

NOTE 2.  EARNINGS PER SHARE

     Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise of stock options or the conversion of securities into stock.

      The following table reconciles the numerators and denominators of the basic and diluted EPS computations (shares in thousands):

                                                     For Three Months Ended          For Six Months Ended
                                                  -----------------------------  -----------------------------
                                                  September 30,   September 30,  September 30,   September 30,
                                                      2001            2000           2001            2000
                                                  -------------   -------------  -------------   -------------
Numerator:
   Numerator for basic and diluted earnings
     per share ................................     $ 6,431         $ 4,178         $12,234         $ 7,735
                                                    =======         =======         =======         =======
Denominator:
   Denominator for basic earnings per share....      18,106          18,196          18,078          18,596

   Effect of dilutive securities:
     Employee stock options ...................         350            --               232               7
                                                    -------         -------         -------         -------
   Denominator for diluted earnings per
     share ....................................      18,456          18,196          18,310          18,603
                                                    =======         =======         =======         =======


NOTE 3.   ACQUISITIONS

     During the six months ended September 30, 2001 the Company acquired one business that provides office-imaging solutions. Aggregate consideration for this acquisition was approximately $162 in cash and acquisition related expenses. Liabilities totaling approximately $137 were assumed by the Company in connection with this acquisition. Goodwill of approximately $167 was recorded related to this acquisition. This acquisition was accounted for by the purchase method of accounting and accordingly is included in the results of operations from the date of acquisition.

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

                                                 Unaudited Pro forma
                                           Six Months ended September 30,
                                           ------------------------------
                                             2001                2000
                                           --------             --------
Revenues.................................. $315,801             $301,095
Net income................................ $ 12,279             $  7,636
                                           ========             ========
Basic earnings per share:
    Net income per share.................. $    .68             $    .41
Diluted earnings per share:
    Net income per share.................. $    .67             $    .41


NOTE 4.  STOCK OPTION PLANS

     In 1998, the Board of Directors adopted a stock option plan under which 1,820,000 shares of the Company's common stock may be sold pursuant to stock options or granted or sold as restricted stock to directors, officers, employees and consultants to the Company. As of September 30, 2001, options to purchase 1,387,620 shares of the Company's common stock were outstanding under the stock option plan. During the six months ended September 30, 2001, options to purchase an aggregate of 102,000 shares were granted under the 1998 stock option plan with exercise prices ranging from $5.80 to $13.45 per share.

     On May 18, 2001, the Board of Directors approved an amendment to the 1998 stock option plan to increase the number of shares available for grant under the plan by 700,000 from 1,820,000 shares to 2,520,000 shares. This amendment was approved by Global's stockholders at Global's 2001 annual stockholders meeting in August 2001.

     On January 25, 2001, the Board of Directors adopted the Global Imaging Systems, Inc. 2001 Stock Option Plan under which Global may grant options to purchase up to 300,000 shares of Global's common stock to employees of and service providers to Global, except for executive officers and directors. Stock options granted under the 2001 stock option plan have the same terms as those granted under the 1998 plan. As of September 30, 2001, options to purchase 298,500 shares were outstanding under the 2001 stock option plan. During the six months ended September 30, 2001, options to purchase an aggregate of 300,000 shares were granted under the 2001 stock option plan with an exercise price of $5.44 per share.

     In addition to options outstanding under Global's stock option plans, 10,000 shares of Global's common stock are issuable upon the exercise of an option granted outside Global's stock option plans. This option is exercisable at a price of $12.00 per share.

NOTE 5.  DERIVATIVES

     On April 1, 2001, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS No. 133 requires the recognition of all derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based on the exposure being hedged, as either a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation. The adoption of SFAS No. 133 did not have a material impact on the consolidated balance sheet or statement of operations of the Company and derivative instruments are not used by the Company for speculative purposes.

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

     The Company has entered into interest rate swap agreements that effectively convert a portion of its floating-rate debt to a fixed-rate basis until September 2002, thus reducing the impact of interest-rate changes on future interest expense. At September 30, 2001, $52,000 of the Company's borrowings under the Credit Agreement has been designated as the hedged items to interest rate swap agreements. Under the swap agreements, the Company received an average variable rate of 4.7% and paid an average fixed rate of 6.6% during the six months ended September 30, 2001. During the six months ended September 30, 2001, the Company reduced interest expense by approximately $87 related to the ineffective portion of its hedging instruments. Additionally, the Company has recognized a loss, net of tax, of approximately $1,345 related to the portion of the hedging instrument included in the assessment of hedge effectiveness, which has been recorded in comprehensive income. Amounts of net gains or losses on derivative instruments expected to be reclassified from comprehensive income to earnings in the next twelve months are not expected to be material.

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

NOTE 6.  COMPREHENSIVE INCOME

     The following table presents a reconciliation of comprehensive income, comprised of net income, the cumulative effect of adopting SFAS No. 133 on April 1, 2001 and the unrealized loss on cash flow hedges.

                                                               Three Months Ended     Six Months Ended
                                                               September 30, 2001    September 30, 2001
                                                               ------------------    ------------------
Net income..................................................        $  6,431             $  12,234
Cumulative effect of adopting SFAS No. 133, net of tax......             --                   (994)
Unrealized loss on cash flow hedges, net of tax.............            (225)                 (351)
                                                                    --------             ---------
Total comprehensive income..................................        $  6,206             $  10,889
                                                                    ========             =========

NOTE 7.  GOODWILL

     Effective April 1, 2001, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets in accordance with the early adoption provisions of the standard. Under SFAS No. 142 goodwill and intangibles with indefinite lives are no longer amortized, but are tested for impairment on a periodic basis. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle. The Company completed the required transitional impairment test resulting in no goodwill impairment. Separately identified intangibles that are not deemed to have indefinite lives will continue to be amortized over their useful life, with no maximum life.

     The changes in the carrying amount of goodwill from April 1 to September 30, 2001 are as follows:

Balance as of April 1, 2001..................................       $  294,204
Goodwill acquired............................................              167
Impairment losses............................................              --
Adjustments to goodwill......................................              556
                                                                    ----------
Balance at September 30, 2001................................       $  294,927
                                                                    ==========

     The following pro forma table includes the effects of prior period adjustment results and goodwill amortization as if SFAS No. 142 had been adopted at April 1, 2000.

                                                   Three Months Ended           Six Months Ended
                                                      September 30,               September 30,
                                                -----------------------     -------------------------
                                                   2001          2000          2001           2000
                                                ---------     ---------     ----------     ----------
Reported net income .........................   $   6,431     $   4,178     $   12,234     $    7,735
Add back: Goodwill amortization, net of tax..        --           1,715           --            3,334
                                                ---------     ---------     ----------     ----------
Adjusted net income .........................   $   6,431     $   5,893     $   12,234     $   11,069
                                                =========     =========     ==========     ==========

Basic earnings per share:
    Reported net income .....................   $     .36     $     .23     $      .68     $      .42
    Goodwill amortization ...................        --             .09           --              .17
                                                ---------     ---------     ----------     ----------
    Adjusted net income .....................   $     .36     $     .32     $      .68     $      .59
                                                =========     =========     ==========     ==========

Diluted earnings per share:
    Reported net income .....................   $     .35     $     .23     $      .67     $      .42
    Goodwill amortization ...................        --             .09           --              .17
                                                ---------     ---------     ----------     ----------
    Adjusted net income .....................   $     .35     $     .32     $      .67     $      .59
                                                =========     =========     ==========     ==========


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

NOTE 9.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

     The Company has issued $100,000 of 10 3/4% Senior Subordinated Notes that are fully and unconditionally guaranteed on a joint and several basis by all the Company's existing subsidiaries (the Guarantors), each of which is wholly owned, directly or indirectly, by the Company. The Company is a holding company all of whose operations are conducted by the Guarantors and the Company has no operations or assets separate from its investment in its subsidiaries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

     The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes included elsewhere in this Report on Form 10-Q and our annual report for the year ended March 31, 2001. The discussion in this section contains forward-looking statements, including statements relating to the pace of our future acquisitions and overall growth, the benefits that will be realized by businesses we have acquired or may acquire, our future product and service offerings, pace of borrowings and rate of internally generated cash flows and time frame for seeking additional financing. These forward-looking statements are based largely on management's current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to risks, uncertainties and assumptions, which could cause our actual results to differ materially from the results suggested by these forward-looking statements. Some factors that may cause our results to differ materially from these statements are:

     o downturns in general economic and business conditions, either nationally or in our markets, which could reduce our revenue, restrict revenue growth or increase costs.
     o changes in our competitive climate, which could require us to lower prices and therefore would reduce our revenues with no corresponding reduction in cost.
     o fewer than expected acquisition opportunities or difficulty obtaining additional financing on satisfactory terms, which could slow our growth through acquisitions.
     o recognition of unanticipated costs and delays associated with ongoing integration efforts.
     o inability to obtain financing on satisfactory terms due to our substantial indebtedness or fluctuations in our common stock price.
     o increases in borrowing rates and costs which could limit our acquisitions, cause us to reduce our pace of acquisitions or growth, or accelerate the time in which we need to obtain new financing.
     o technological developments that may reduce demand for the products and services we sell or results in us facing increased competition to sell those products and services.
     o economic and other disruptions and uncertainties resulting from the terrorist attacks in New York City and Washington, D.C. on September 11, 2001 and a continuing war on terrorism, including military action, new terrorist attacks, actual or threatened, and related political events.

Information regarding these factors and others that may cause our actual results to differ materially from those contained in the forward-looking statements is presented in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended March 31, 2001. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

     Global was founded in June 1994 and is a leading provider of a number of office technology solutions. This includes the sale and service of automated office equipment such as copiers, facsimile machines, printers and duplicators, network integration solutions and electronic presentation equipment. From our founding through September 30, 2001, we have acquired 14 core companies in the United States and 37 additional satellite companies that have been integrated into the core companies. We believe the businesses we have acquired and the businesses we acquire in the future will benefit from various programs and operating strategies. These benefits include increased operating efficiencies, the support of experienced and professional senior management, expansion of the types of office imaging products and services offered, increased access to capital, and enhanced financial management.

     Our revenues come from two sources: (1) sales of equipment and supplies and
(2) sales of complementary services and equipment rentals. The growth of equipment revenues and the complementary supplies, parts and service revenues depends on several factors, including the demand for equipment, our reputation for providing timely and reliable service, and general economic conditions. Revenues generated from the sale of equipment and complementary supplies, parts and services are affected by price, general economic conditions, service reputation, and competitors' actions in the marketplace. Sales of complementary supplies, parts and services are also affected by equipment sales and rental volumes.

     Gross profit as a percentage of revenues varies from period to period depending on a number of variables. Those variables include the mix of revenues from equipment, supplies, service and rentals; the mix of revenues among the markets served by us; and the mix of revenues of the businesses acquired. As we acquire businesses, the percentage of our revenues from sales of equipment and supplies, as opposed to service and rentals, fluctuates depending on whether the businesses acquired are automated office equipment dealers or are network integrators or electronic presentation systems dealers. Automated office equipment dealers typically derive a higher percentage of their revenues from service and rentals, and a lower percentage from sales of equipment and supplies, than do network integrators or electronic presentation dealers. Generally, sales of equipment and supplies have lower gross profit margins than sales of service and rentals. In addition, equipment sales in the automated office equipment market generally have higher gross profit margins than equipment sales in the network integration or electronic presentation systems markets. To the extent these markets grow faster than the automated office equipment market, over time a larger percentage of our revenues and gross profits may be derived from sales that have lower gross profit margins than our current gross profit margins.

     Cost of goods sold consists primarily of the cost of new equipment, cost of supplies and parts, labor costs to provide services, rental equipment depreciation and other direct operating costs. We depreciate our rental equipment primarily over a three-year period on a straight-line basis.

RESULTS OF OPERATIONS

     The following table sets forth selected consolidated financial information as a percentage of total revenues.

                                               Three Months Ended            Six Months Ended
                                          ----------------------------  ----------------------------
                                          September 30,  September 30,  September 30,  September 30,
                                              2001           2000           2001           2000
                                          -------------  -------------  -------------  -------------
Revenues:
  Equipment and supplies sales ...........    76.5%          77.0%          75.7%          76.1%
  Service and rentals ....................    23.5           23.0           24.3           23.9
                                             -----          -----          -----          -----
Total revenues ...........................   100.0          100.0          100.0          100.0
Cost and operating expenses:
  Cost of equipment and supplies sales....    51.8           53.0           51.1           51.9
  Service and rental costs ...............    12.3           11.8           12.8           12.1
  Selling, general, and administrative
    expenses .............................    25.0           23.7           25.3           24.5
  Intangible asset amortization ..........      .2            1.6             .2            1.7
                                             -----          -----          -----          -----
Total costs and operating expenses .......    89.3           90.1           89.4           90.2
                                             -----          -----          -----          -----
Income from operations ...................    10.7            9.9           10.6            9.8
Interest expense .........................     3.9            4.8            4.1            4.8
                                             -----          -----          -----          -----
Income before income taxes ...............     6.8            5.1            6.5            5.0
Income taxes .............................     2.8            2.3            2.6            2.3
                                             -----          -----          -----          -----
Net income ...............................     4.0%           2.8%           3.9%           2.7%
                                             =====          =====          =====          =====

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

     Revenues

     Total revenues for the three months ended September 30, 2001 increased to $160,122, 5.9% higher than total revenues of $151,131 for the same period in 2000. The majority of the increase in revenue was due to acquisition of businesses during fiscal year 2001, with the remainder coming from internal growth.

     Equipment and supplies revenues for the three months ended September 30, 2001 increased to $122,426, 5.2% higher than equipment and supplies revenues of $116,379 for the same period in 2000.

     Service and rental revenues for the three months ended September 30, 2001 increased to $37,696, 8.5% higher than service and rental revenues of $34,752 for the same period in 2000.

     Gross Profit

     Gross profit for the three months ended September 30, 2001 increased to $57,400, 8.0% higher than gross profit of $53,135 for the same period in 2000. When viewed as a percentage of total revenue, gross profit was 35.8% for the three months ended September 30, 2001 versus 35.2% for the same period in 2000. Office equipment dealers typically receive a higher percentage of revenues and gross profit from service and rentals, while network integration and electronic presentation systems dealers derive a higher percentage of revenues and gross profit from sales of equipment and supplies. For our existing businesses, the sales internal growth rate of the automated office equipment dealers was higher than the network integration and electronic presentation systems dealers.

     Gross profit as a percentage of equipment and supplies revenues increased to 32.2% for the three months ended September 30, 2001 from 31.2% for the same period one year ago.

     As a percentage of revenue, the combined service and rental gross profit margin declined to 47.7% for the three months ended September 30, 2001 from 48.5% for the same period one year ago. This is primarily due to an increase in rental depreciation expense as a result of several large accounts replacing fully depreciated rental equipment with new rental equipment.

     Selling, General and Administrative Expenses

     Selling, general and administrative, or SG&A, expenses for the three months ended September 30, 2001 increased to $40,053, 11.9% higher than SG&A expenses of $35,796 for the same period in 2000. These expenses increased principally due to the acquisitions we made during fiscal year 2001. Office equipment dealers typically incur higher SG&A expenses as a percentage of revenue, while network integration and electronic presentation systems dealers incur a lower level of SG&A expenses as a percentage of revenue. The increase in expense as a percentage of revenues was the result of acquiring automated office equipment businesses in 2001 and 2002 and an increase in health insurance expenses.

     Intangible Asset Amortization

     Intangible asset amortization was $248 for the three months ended September 30, 2001. This amortization is for non-compete agreements, while goodwill is no longer amortized due to the adoption of SFAS No. 142 as of April 1, 2001. During the same period in 2000, intangible asset amortization was $2,443, which included goodwill amortization of $2,168 and non-compete agreements amortization of $275. See Note 7 for a further discussion of SFAS No. 142.

     Income From Operations

     Income from operations for the three months ended September 30, 2001 was $17,099, 14.8% higher than $14,896 from the same period in 2000. Income from operations was positively impacted by the early adoption of SFAS No. 142 (see
Note 7) and the increase in combined revenues and gross profit.

     Interest Expense

     Interest expense for the three months ended September 30, 2001 was $6,291, compared to $7,144 from the same period in 2000. Even though we had a slightly higher level of borrowings, the interest expense was lower due to lower interest rates. Interest expense includes the amortization of financing fees incurred in connection with our current credit facilities with First Union, the senior subordinated notes and ineffective hedging activities.

     Income Taxes

     The provision for income taxes for the three months ended September 30, 2001 was $4,377, 22.5% higher than $3,574 from the same period in 2000. The increase in income taxes was primarily due to higher pre-tax income in 2001, offset by the reduction in the effective income tax rate due to the non-deductibility of goodwill amortization. The effective income tax rate was 40.5% for the three months ended September 30, 2001 and 46.1% for the same period in 2000. The decline in the effective income tax rate is primarily due to goodwill not being amortized with the adoption of SFAS No. 142, effective April 1, 2001. The effective income tax rate was higher than the federal statutory rate of 35% due to state and local taxes, and for the three months ended September 30, 2000, the non-deductible goodwill amortization.

SIX MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO SIX MONTHS ENDED
SEPTEMBER 30, 2000

     Revenues

     Total revenues for the six months ended September 30, 2001 increased to $315,571, 9.6% higher than total revenues of $288,048 for the same period in 2000. The revenue growth was split evenly between internal growth and acquisition of businesses during fiscal year 2001.

     Sales of equipment and supplies revenues for the six months ended September 30, 2001 increased to $238,989, 9.0% higher than equipment and supplies revenues of $219,173 for the same period in 2000.

     Service and rental revenues for the six months ended September 30, 2001 increased to $76,582, 11.2% higher than service and rental revenues of $68,875 for the same period in 2000.

     Gross Profit

     Gross profit for the six months ended September 30, 2001 increased to $113,930, 10.1% higher than gross profit of $103,506 for the same period in 2000. When viewed as a percentage of total revenue, gross profit was 36.1% for the six months ended September 30, 2001 versus 35.9% for the same period in 2000. Office equipment dealers typically receive a higher percentage of revenues and gross profit from service and rentals, while network integration and electronic presentation systems dealers derive a higher percentage of revenues and gross profit from sales of equipment and supplies. For our existing businesses, the sales internal growth rate of the automated office equipment dealers was higher than the network integration and electronic presentation systems dealers.

     Gross profit as a percentage of equipment and supplies revenues increased to 32.5% for the six months ended September 30, 2001 from 31.8% for the same period one year ago.

     As a percentage of revenue, the combined service and rental gross profit margin declined to 47.2% for the six months ended September 30, 2001 from 49.2% for the same period one year ago. This is primarily due to an increase in rental depreciation expense as a result of several large accounts replacing fully depreciated rental equipment with new rental equipment.

     Selling, General and Administrative Expenses

     Selling, general and administrative, or SG&A, expenses for the six months ended September 30, 2001 increased to $79,900, 13.3% higher than SG&A expenses of $70,511 for the same period in 2000. These expenses increased principally due to the acquisitions we made during fiscal year 2001. Office equipment dealers typically incur higher SG&A expenses as a percentage of revenue, while network integration and electronic presentation systems dealers incur a lower level of SG&A expenses as a percentage of revenue. The increase in expense as a percentage of revenues was the result of acquiring automated office equipment businesses in 2001 and 2002 and an increase in health insurance expenses.

     Intangible Asset Amortization

     Intangible asset amortization was $512 for the six months ended September 30, 2001. This amortization is for non-compete agreements, while goodwill is no longer amortized due to the adoption of SFAS No. 142 as of April 1, 2001. During the same period in 2000, intangible asset amortization was $4,882, which included goodwill amortization of $4,312 and non-compete agreements amortization of $570. See Note 7 for a further discussion of SFAS No. 142.

     Income From Operations

     Income from operations for the six months ended September 30, 2001 was $33,518, 19.2% higher than $28,113 from the same period in 2000. Income from operations was positively impacted by the early adoption of SFAS No. 142 (see
Note 7) and the increase in combined revenues and gross profit.

     Interest Expense

     Interest expense for the six months ended September 30, 2001 was $12,957, compared to $13,804 from the same period in 2000. Even though we had a slightly higher level of borrowings, the interest expense was lower due to lower interest rates. Interest expense includes the amortization of financing fees incurred in connection with our current credit facilities with First Union, the senior subordinated notes and ineffective hedging activities.

     Income Taxes

     The provision for income taxes for the six months ended September 30, 2001 was $8,327, 26.7% higher than $6,574 from the same period in 2000. The increase in income taxes was primarily due to higher pre-tax income in 2001, offset by the reduction in the effective income tax rate due to the non-deductibility of goodwill amortization. The effective income tax rate was 40.5% for the six months ended September 30, 2001 and 45.9% for the same period in 2000. The decline in the effective income tax rate is primarily due to goodwill not being amortized with the adoption of SFAS No. 142, effective April 1, 2001. The effective income tax rate was higher than the federal statutory rate of 35% due to state and local taxes, and for the six months ended September 30, 2000, the non-deductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, Global has financed its operations primarily through internal cash flow, sales of stock and bank financing, including the financing facilities described below. These sources of funds have been used to fund our growth both internally and through acquisitions. We are pursuing an acquisition strategy and expect to acquire more businesses. As we continue to acquire more businesses, it is likely we will incur additional debt and seek additional equity capital.

     Under the terms of seven of our acquisition agreements, we may be required to make additional payments of up to $22,238 in cash and issue common stock valued at up to $5,000 over the next three years to some of the former owners of the businesses we have acquired based on the profitability of those businesses during this time period.

     For the six months ended September 30, 2001 the net cash provided by operations was $14,650 and for the six months ended September 30, 2000 the net cash provided by operations was $8,027. For the six months ended September 30, 2001 and for the six months ended September 30, 2000 Global's net cash used in investing activities was $9,583 and $27,167, respectively, primarily for property, equipment and rental equipment expenditures in 2001 and the purchase of businesses in 2000. For the six months ended September 30, 2001 and the six months ended September 30, 2000, Global's net cash provided by (used in) financing activities was $(5,067) and $17,460, respectively.

     As of September 30, 2001, we had $68,928 borrowing availability under our senior credit facility. Due to overall economic conditions we anticipate reduced borrowings for acquisition activity compared to the levels of borrowings for acquisitions in the prior fiscal year. The reduced acquisition rate and the continued internally generated cash flows will extend the time frame for us to seek additional financing in either the capital or equity markets. However, we continue to explore opportunities available to us in the capital and equity markets to raise additional financing.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

     Our market risk is primarily limited to fluctuations in interest rates as it pertains to our borrowings under the Credit Agreement and the long-term note that bears a fixed rate. There have been no material changes to the Item 7A disclosure made in Global's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On August 9, 2001, Global issued 95,238 shares of Common Stock to the former stockholders of Column Office Equipment ("Column") as part of an "earn-out" payment arising from Global's acquisition of Column in November 1999. The offer and sale of the Company's Common Stock was made to accredited investors and was exempt from registration under the Securities Act of 1933 as amended pursuant to Rule 506 thereunder.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At Global's 2001 Annual Meeting of Stockholders held August 13, 2001, our stockholders approved the following items:

     1 Thomas S. Johnson was re-elected to serve as our Director with a term to expire in 2004. The vote upon such proposal was as follows:

                  For           16,250,140
                  Withheld         527,529

     2. Carl D. Thoma was re-elected to serve as our Director with a term to expire in 2004. The vote upon such proposal was as follows:

                  For           16,332,696
                  Withheld         444,973

     3. R. Eric McCarthey was re-elected to serve as our Director with a term to expire in 2004. The vote upon such proposal was as follows:

                  For           16,332,946
                  Withheld         444,723

     4. The amendment of the Global Imaging Systems, Inc. 1998 Stock Option Plan, which increased the number of shares available for grant under the plan by 700,000 from 1,820,000 to 2,520,000 shares, was approved. The vote upon such proposal was as follows:

                  For           15,962,192
                  Against          790,268
                  Abstention        25,209

ITEM 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits


     The Exhibit Index filed herewith is incorporated herein by reference.

     (b)  Reports on Form 8-K.

     We did not file any Current Reports on Form 8-K during the three months ended September 30, 2001.

                                    Signature


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Global Imaging Systems, Inc.
                                             -----------------------------------
                                                        (Registrant)


        November 9, 2001                            /s/ Raymond Schilling
---------------------------------            -----------------------------------
              Date                                     Raymond Schilling
                                             Chief Financial Officer, Secretary,
                                              and Treasurer, (Duly Authorized
                                              Officer and Principal Financial
                                                 and Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------

                    (Pursuant to item 601 of Regulation S-K)



 Number  Exhibit
 ------  -------
  3.1    Amended and Restated Certificate of Incorporation (1)

  3.2    Amended and Restated Bylaws (1)

  4.1    Third Amendment and Waiver to Credit Agreement, dated as of
         May 10, 2001.
----------

(1) Incorporated by reference to Global's Registration Statement on Form S-1, No. 333-48103, which was declared effective by the Securities and Exchange Commission on June 17, 1998.