Form 10-Q
period 2001-12-31
GLOBAL IMAGING SYSTEMS INC
filed 2002-01-30
CIK 1050167

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM _________________ TO _________________

     Commission File Number:  000-24373

                         GLOBAL IMAGING SYSTEMS, INC.
-------------------------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE                                   59-3247752
----------------------------------------   ------------------------------------
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION
INCORPORATION OR ORGANIZATION)             NO.)

3820 Northdale Boulevard, Suite 200A       33624
Tampa, Florida
----------------------------------------   ------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE            (ZIP CODE)
OFFICES)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  813-960-5508


-------------------------------------------------------------------------------
         (FORMER NAME OR FORMER ADDRESS, IF CHANGED SINCE LAST REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [_]

The registrant had 18,175,380 shares of common stock, $.01 par value, outstanding as of January 25, 2002.

                                     INDEX

                                                                          Page
                                                                          ----

PART I - FINANCIAL INFORMATION

ITEM 1 - Consolidated Financial Statements

   Consolidated Balance Sheets as of December 31, 2001 (Unaudited)
   and March 31, 2001                                                       3

   Consolidated Statements of Operations for the three months ended
   December 31, 2001 and 2000 (Unaudited)                                   4

   Consolidated Statements of Operations for the nine months ended
   December 31, 2001 and 2000 (Unaudited)                                   5

   Consolidated Statements of Cash Flows for the nine months ended
   December 31, 2001 and 2000 (Unaudited)                                   6

   Consolidated Statement of Stockholders' Equity for the nine
   months ended December 31, 2001 (Unaudited)                               7

   Notes to Consolidated Financial Statements (Unaudited)                   8


ITEM 2 - Management's Discussion and Analysis of Financial
   Condition and Results of Operations                                     13

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk        19

PART II - OTHER INFORMATION

ITEM 6 - Exhibits and Reports on Form 8-K                                  19


SIGNATURE                                                                  20

EXHIBIT INDEX                                                              21

PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

GLOBAL IMAGING SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                        December 31,           March 31,
                                                                                            2001                 2001
                                                                                        ------------           ---------
ASSETS                                                                                  (Unaudited)
Current assets:
 Accounts receivable, net of allowance for doubtful accounts ($2,401
 and $2,150 at December 31, 2001 and March 31, 2001, respectively)                        $ 80,426             $ 82,830
 Inventories                                                                                66,168               61,608
 Deferred income taxes                                                                       4,396                3,813
 Prepaid expenses and other current assets                                                   5,599                3,667
                                                                                        ----------             --------
   Total current assets                                                                    156,589              151,918
Rental equipment, net                                                                       14,418               13,553
Property and equipment, net                                                                 13,051               11,550
Other assets                                                                                 1,076                1,156
Related party notes receivable                                                                 400                  400
Intangible assets, net:
 Goodwill                                                                                  294,924              294,204
 Noncompete agreements                                                                         733                1,461
 Financing fees                                                                              4,650                4,577
                                                                                        ----------             --------
   Total assets                                                                           $485,841             $478,819
                                                                                        ==========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                                         $ 22,293             $ 23,251
 Accrued liabilities                                                                         9,420               12,422
 Accrued compensation and benefits                                                          11,601               13,583
 Accrued interest                                                                            4,631                2,037
 Current maturities of long-term debt                                                        6,503                5,521
 Deferred revenue                                                                           21,625               23,828
 Income taxes payable                                                                        3,970                  422
                                                                                        ----------             --------
   Total current liabilities                                                                80,043               81,064
Deferred income taxes                                                                        4,830                2,830
Long-term debt, less current maturities                                                    258,535              271,129
                                                                                        ----------             --------
   Total liabilities                                                                       343,408              355,023
Stockholders' equity:
 Preferred stock, $.01 par value:
  10,000,000 shares authorized:  No shares issued.                                               -                    -
 Common stock, $.01 par value:
  50,000,000 shares authorized:  19,329,159 and 19,225,086 shares issued and
  18,153,520 and 18,049,447 shares outstanding at December 31, 2001 and March
  31, 2001, respectively                                                                       193                  192
 Common stock held in treasury, at cost                                                    (10,352)             (10,352)
 Additional paid-in capital                                                                 92,085               91,475
 Retained earnings                                                                          61,866               42,481
 Accumulated other comprehensive loss                                                       (1,359)                   -
                                                                                        ----------             --------
   Total stockholders' equity                                                              142,433              123,796
                                                                                        ----------             --------
   Total liabilities and stockholders' equity                                             $485,841             $478,819
                                                                                        ==========             ========

                            See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                       Three Months Ended
                                                          December 31,
                                                       2001         2000
                                                     --------     --------
Revenues:
 Equipment and supplies                              $112,028     $109,243
 Service and rentals                                   39,102       37,530
                                                     --------     --------
   Total revenues                                     151,130      146,773
Costs and operating expenses:
 Cost of equipment and supplies                        74,170       73,876
 Service and rental costs                              19,724       18,668
 Selling, general and administrative expenses          39,086       36,373
 Intangible asset amortization                            226        2,615
                                                     --------     --------
   Total costs and operating expenses                 133,206      131,532
                                                     --------     --------
Income from operations                                 17,924       15,241
Interest expense                                        5,905        7,306
                                                     --------     --------
Income before income taxes                             12,019        7,935
Income taxes                                            4,868        3,653
                                                     --------     --------
Net income                                           $  7,151     $  4,282
                                                     ========     ========

Net income per common share:
  Basic                                              $    .39     $    .24
                                                     ========     ========
  Diluted                                            $    .39     $    .24
                                                     ========     ========

Weighted average number of shares outstanding:
  Basic                                                18,153       18,074
  Diluted                                              18,513       18,074

                            See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                           Nine Months Ended
                                                             December 31,
                                                           2001        2000
                                                         --------    --------
Revenues:
 Equipment and supplies                                  $351,017    $328,416
 Service and rentals                                      115,684     106,405
                                                         --------    --------
    Total revenues                                        466,701     434,821
Costs and operating expenses:
 Cost of equipment and supplies                           235,377     223,456
 Service and rental costs                                  60,158      53,630
 Selling, general and administrative expenses             118,986     106,884
 Intangible asset amortization                                738       7,497
                                                         --------    --------
    Total costs and operating expenses                    415,259     391,467
                                                         --------    --------
Income from operations                                     51,442      43,354
Interest expense                                           18,862      21,110
                                                         --------    --------
Income before income taxes                                 32,580      22,244
Income taxes                                               13,195      10,227
                                                         --------    --------
Net income                                               $ 19,385    $ 12,017
                                                         ========    ========

Net income per common share:
  Basic                                                  $   1.07    $    .65
                                                         ========    ========
  Diluted                                                $   1.05    $    .65
                                                         ========    ========

Weighted average number of shares outstanding:
  Basic                                                    18,103      18,421
  Diluted                                                  18,378      18,426

                            See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(IN THOUSANDS)

                                                                                                Nine Months Ended
                                                                                                   December 31,
                                                                                           2001                  2000
                                                                                        ---------              ---------
OPERATING ACTIVITIES:
Net income                                                                              $  19,385              $  12,017
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                           9,848                  7,939
     Amortization                                                                           1,556                  8,197
     Deferred income taxes                                                                  2,183                    820
Changes in operating assets and liabilities, net of amounts acquired in purchase business combinations:
     Accounts receivable                                                                    2,475                 (9,259)
     Inventories                                                                           (4,495)                (4,779)
     Prepaid expenses and other current assets                                             (1,932)                (2,387)
     Other assets                                                                              80                    250
     Accounts payable                                                                        (971)                   306
     Accrued liabilities, compensation and benefits, interest                              (4,139)                 2,565
     Deferred revenue                                                                      (2,282)                 1,466
     Income taxes payable                                                                   3,611                  1,933
                                                                                        ---------              ---------
Net cash provided by operating activities                                                  25,319                 19,068

INVESTING ACTIVITIES:
Purchase of property and equipment and rental equipment                                   (12,212)               (10,411)
Payment for purchase of businesses, net of cash acquired                                     (715)               (29,756)
                                                                                        ---------              ---------
Net cash used in investing activities                                                     (12,927)               (40,167)

FINANCING ACTIVITIES:
Proceeds (repayments) of long-term debt                                                    (7,612)                30,640
Scheduled payments on long-term debt                                                       (4,000)                (3,052)
Financing fees                                                                               (891)                  (131)
Common stock issued for cash                                                                  111                      -
Common stock repurchases                                                                        -                 (9,987)
                                                                                        ---------              ---------
Net cash provided by (used in) financing activities                                       (12,392)                17,470
                                                                                        ---------              ---------
Net decrease in cash and cash equivalents                                                       -                 (3,629)
Cash and cash equivalents, beginning of period                                                  -                  3,629
                                                                                        ---------              ---------
Cash and cash equivalents, end of period                                                $       -              $       -
                                                                                        =========              =========

                            See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
(IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                              Common Stock
                                ---------------------------------------
                                                                                                        Accumulated
                                                              Held in     Additional                       Other
                                Number of                    Treasury,      Paid-in      Retained      Comprehensive
                                 Shares      Par Value        at cost       Capital      Earnings          Loss           Total
                               ----------   ----------     ------------   -----------   ---------    ----------------   ----------
Balances at March 31, 2001     18,049,447         $192         $(10,352)      $91,475     $42,481                   -     $123,796

Comprehensive income:
 Net income                                                                                19,385                           19,385
 Unrealized loss on
  derivative instruments                                                                                      $(1,359)      (1,359)
                                                                                                                        -----------
  Total comprehensive income                                                                                                18,026

Stock options exercised             8,835            -                            111                                          111
Common stock issued in
conjunction with earnout           95,238            1                            499                                          500

                               ----------   ----------     ------------   -----------   ---------    ----------------   ----------
Balances at December 31, 2001  18,153,520         $193         $(10,352)      $92,085     $61,866             $(1,359)    $142,433
                               ==========   ==========     ============   ===========   =========    ================   ==========

                            See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 1. BASIS OF PRESENTATION

   The accompanying consolidated balance sheet as of December 31, 2001, consolidated statements of operations for the three and nine months ended December 31, 2001 and 2000, consolidated statements of cash flows for the nine months ended December 31, 2001 and 2000, and the consolidated statement of stockholders' equity for the nine months ended December 31, 2001 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Global Imaging Systems, Inc.'s (together with its subsidiaries, "Global" or the "Company") Annual Report for the year ended March 31, 2001. Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2. EARNINGS PER SHARE

   Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise of stock options or the conversion of securities into stock.

   The following table reconciles the numerators and denominators of the basic and diluted EPS computations (shares in thousands):

                                                             For Three Months Ended                    For Nine Months Ended
                                                         -------------------------------          -------------------------------
                                                         December 31,       December 31,          December 31,       December 31,
                                                             2001               2000                  2001               2000
                                                         ------------       ------------          ------------       ------------
Numerator:
 Numerator for basic and diluted earnings per
  share...........................................         $   7,151          $   4,282             $  19,385           $ 12,017
                                                         ============       ============          ============       ============
Denominator:
 Denominator for basic earnings per share.........            18,153             18,074                18,103             18,421
 Effect of dilutive securities:
  Employee stock options..........................               360                  -                   275                  5
                                                         ------------       ------------          ------------       ------------
 Denominator for diluted earnings per share.......            18,513             18,074                18,378             18,426
                                                         ============       ============          ============       ============

NOTE 3. ACQUISITIONS

     During the nine months ended December 31, 2001 the Company acquired one business that provides office-imaging solutions. Aggregate consideration for this acquisition was approximately $162 in cash and acquisition related expenses. Liabilities totaling approximately $137 were assumed by the Company in connection with this acquisition. Goodwill of approximately $167 was recorded related to this acquisition. This acquisition was accounted for by the purchase method of accounting and accordingly is included in the results of operations from the date of acquisition.

     The unaudited pro forma results presented below include the effects of the Company's acquisitions for fiscal years 2001 and 2002 as if they had been consummated as of April 1, 2000. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated at the beginning of the year prior to acquisition.

                                                 Unaudited Pro forma
                                            Nine Months ended December 31,
                                         ------------------------------------
                                             2001                      2000
                                         ----------               -----------
Revenues...........................        $466,931                  $448,767
Net income.........................        $ 19,432                  $ 11,908
                                         ==========               ===========
Net income per common share:
  Basic............................        $   1.07                  $    .65
  Diluted..........................        $   1.06                  $    .65

NOTE 4. STOCK OPTION PLANS

     In 1998, the Board of Directors adopted a stock option plan, as amended, under which 2,520,000 shares of the Company's common stock may be sold pursuant to stock options or granted or sold as restricted stock to directors, officers, employees and consultants to the Company. As of December 31, 2001, options to purchase 1,377,080 shares of the Company's common stock were outstanding under the stock option plan. During the nine months ended December 31, 2001, options to purchase an aggregate of 102,000 shares were granted under the 1998 stock option plan with exercise prices ranging from $5.80 to $13.45 per share.

     On January 25, 2001, the Board of Directors adopted the Global Imaging Systems, Inc. 2001 Stock Option Plan under which Global may grant options to purchase up to 300,000 shares of Global's common stock to employees of and service providers to Global, except for executive officers and directors. Stock options granted under the 2001 stock option plan have the same terms as those granted under the 1998 plan. As of December 31, 2001, options to purchase 297,500 shares were outstanding under the 2001 stock option plan. During the nine months ended December 31, 2001, options to purchase an aggregate of 300,000 shares were granted under the 2001 stock option plan with an exercise price of $5.44 per share.

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

     The Company has entered into interest rate swap agreements that effectively convert a portion of its floating-rate debt to a fixed-rate basis until September 2002, thus reducing the impact of interest-rate changes on future interest expense. At December 31, 2001, $52,000 of the Company's borrowings under the credit agreement has been designated as the hedged items to interest rate swap agreements. Under the swap agreements, the Company received an averae variable rate of 4.3% and paid months ended December 31, 2001. The Company has recognized a loss, net of tax, of approximately $1,359 related to the portion of the hedging instrument included in the assessment of hedge effectiveness, which has been recorded in comprehensive income. Amounts of net gains or losses on derivative instruments expected to be reclassified from comprehensive income to earnings in the next twelve months are not expected to be material.

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

                                                                           Three Months Ended            Nine Months Ended
                                                                           December 31, 2001             December 31, 2001
                                                                           ------------------            ------------------
Net income..........................................................           $        7,151                $       19,385
Cumulative effect of adopting SFAS No. 133, net of tax..............                        -                          (994)
Unrealized loss on cash flow hedges, net of tax.....................                      (14)                         (365)
                                                                           ------------------            ------------------

Total comprehensive income..........................................           $        7,137                $       18,026
                                                                           ==================            ==================

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

     The changes in the carrying amount of goodwill from April 1 to December 31, 2001 are as follows:

Balance as of April 1, 2001......................................     $294,204
Goodwill acquired................................................          167
Impairment losses................................................            -
Adjustments to goodwill..........................................          553
                                                                      --------
Balance at December 31, 2001.....................................     $294,924
                                                                      ========

     The following pro forma table includes the prior period results of operations as if SFAS No. 142 had been adopted at April 1, 2000.

                                                          Three Months Ended        Nine Months Ended
                                                              December 31,              December 31,
                                                       ----------------------    ----------------------
                                                          2001        2000          2001         2000
                                                       ---------   ----------    ---------    ---------
Reported net income...................................    $7,151       $4,282      $19,385      $12,017
Add back: Goodwill amortization, net of tax...........         -        1,814            -        5,148
                                                       ---------   ----------    ---------    ---------
Adjusted net income...................................    $7,151       $6,096      $19,385      $17,165
                                                       =========   ==========    =========    =========
Basic earnings per share:
 Reported net income..................................    $  .39       $  .24      $  1.07      $   .65
 Goodwill amortization................................         -          .10            -          .28
                                                       ---------   ----------    ---------    ---------
 Adjusted net income..................................    $  .39       $  .34      $  1.07      $   .93
                                                       =========   ==========    =========    =========
Diluted earnings per share:
 Reported net income..................................    $  .39       $  .24      $  1.05      $   .65
 Goodwill amortization................................         -          .10            -          .28
                                                       ---------   ----------    ---------    ---------
 Adjusted net income..................................    $  .39       $  .34      $  1.05      $   .93
                                                       =========   ==========    =========    =========

NOTE 8.  RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.
The Company does not expect the adoption of this standard to have an impact on its financial statements.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The FASB's new rules on asset impairment supersede SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provide a single accounting model for long-lived assets to be disposed of. The Company does not expect the adoption of this standard to have a material impact on its financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

     The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes included elsewhere in this Report on Form 10-Q and our annual report for the year ended March 31, 2001. The discussion in this section contains forward-looking statements, including statements relating to the pace of our future acquisitions and overall growth, the benefits that will be realized by businesses we have acquired or may acquire, our future product and service offerings, pace of borrowings and rate of internally generated cash flows and time frame for seeking additional financing. These forward-looking statements are based largely on management's current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to risks, uncertainties and assumptions, which could cause our actual results to differ materially from the results suggested by these forward-looking statements. Some factors that may cause our results to differ materially from these statements are:

     . downturns in general economic and business conditions, either nationally or in our markets, which could reduce our revenue, restrict revenue growth or increase costs.
     . changes in our competitive climate, which could require us to lower prices and therefore would reduce our revenues with no corresponding reduction in cost.
     . fewer than expected acquisition opportunities or difficulty obtaining additional financing on satisfactory terms, which could slow our growth through acquisitions.
     . recognition of unanticipated costs and delays associated with ongoing integration efforts.
     . inability to obtain financing on satisfactory terms due to our substantial indebtedness or fluctuations in our common stock price.
     . increases in borrowing rates and costs which could limit our acquisitions, cause us to reduce our pace of acquisitions or growth, or accelerate the time in which we need to obtain new financing.
     . technological developments that may reduce demand for the products and services we sell or result in us facing increased competition to sell those products and services.
     . economic and other disruptions and uncertainties resulting from the terrorist attacks in New York City and Washington, D.C. on September 11, 2001 and a continuing war on terrorism, including military action, new terrorist attacks, actual or threatened, and related political events.

     Information regarding many of these factors and other factors that may cause our actual results to differ materially from those contained in the forward-looking statements is presented in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended March 31, 2001. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

     Global was founded in June 1994 and is a leading provider of a number of office technology solutions such as the sale and service of automated office equipment including copiers, facsimile machines, printers and duplicators, network integration solutions and electronic presentation systems. We currently offer solutions incorporating products from Konica, Canon, Ricoh, Sharp, Hewlett-Packard, IBM, Microsoft, InFocus, Sony and other leading companies from 113 locations in 27 states. Since our founding in June 1994, we have acquired 51 businesses, all within the United States, and presently operate 14 core companies and 37 satellite companies that have been integrated into the core companies. We believe the businesses we have acquired and the businesses we acquire in the future will benefit from our various programs and operating strategies. These benefits include increased operating efficiencies, the support of experienced and professional senior management, expansion of the types of office technology products and services offered, increased access to capital, and enhanced financial management.

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

     Gross profit as a percentage of revenues varies from period to period depending on a number of variables. Those variables include the mix of revenues from equipment, supplies, service and rentals; the mix of revenues among the markets served by us; and the mix of revenues of the businesses acquired by us. As we acquire businesses, the percentage of our revenues from sales of equipment and supplies, as opposed to service and rentals, fluctuates depending on whether the businesses acquired are automated office equipment dealers or are network integrators or electronic presentation systems dealers. Automated office equipment dealers typically derive a higher percentage of their revenues from service and rentals, and a lower percentage from sales of equipment and supplies, than do network integrators or electronic presentation system dealers. Generally, sales of equipment and supplies have lower gross profit margins than revenues from service and rentals. In addition, equipment sales in the automated office equipment market generally have higher gross profit margins than equipment sales in the network integration or electronic presentation systems markets. To the extent these markets grow faster than the automated office equipment market, over time a larger percentage of our revenues and gross profits may be derived from sales that have lower gross profit margins than our current gross profit margins.

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

                                                              Three Months Ended                        Nine Months Ended
                                                   ------------------------------------------ -------------------------------------
                                                      December 31,          December 31,        December 31,        December 31,
                                                          2001                  2000                2001                2000
                                                   ------------------- ---------------------- ------------------ ------------------
Revenues:
 Equipment and supplies...........................             74.1%                 74.4%               75.2%           75.5%
 Service and rentals..............................             25.9                  25.6                24.8            24.5
                                                   ------------------- ---------------------- ------------------ ------------------
Total revenues....................................            100.0                 100.0               100.0           100.0
Cost and operating expenses:
 Cost of equipment and supplies...................             49.1                  50.3                50.4            51.4
 Service and rental costs.........................             13.0                  12.7                12.9            12.3
 Selling, general and administrative expenses.....             25.9                  24.8                25.5            24.6
 Intangible asset amortization....................               .1                   1.8                  .2             1.7
                                                   ------------------- ---------------------- ------------------ ------------------
Total costs and operating expenses................             88.1                  89.6                89.0            90.0
                                                   ------------------- ---------------------- ------------------ ------------------
Income from operations............................             11.9                  10.4                11.0            10.0
Interest expense..................................              3.9                   5.0                 4.0             4.9
                                                   ------------------- ---------------------- ------------------ ------------------
Income before income taxes........................              8.0                   5.4                 7.0             5.1
Income taxes......................................              3.3                   2.5                 2.8             2.3
                                                   ------------------- ---------------------- ------------------ ------------------
Net income........................................              4.7%                  2.9%                4.2%            2.8%
                                                   =================== ====================== ================== ==================


THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2000

   Revenues

   Total revenues for the three months ended December 31, 2001 increased to $151,130, 3.0% higher than total revenues of $146,773 for the same period in 2000. The majority of the increase in revenue was due to internal growth, with the remainder coming from the acquisition of businesses during fiscal years 2001 and 2002.

   Equipment and supplies revenues for the three months ended December 31, 2001 increased to $112,028, 2.5% higher than equipment and supplies revenues of $109,243 for the same period in 2000.

   Service and rental revenues for the three months ended December 31, 2001 increased to $39,102, 4.2% higher than service and rental revenues of $37,530 for the same period in 2000.

   Gross Profit

   Gross profit for the three months ended December 31, 2001 increased to $57,236, 5.5% higher than gross profit of $54,229 for the same period in 2000. When viewed as a percentage of total revenue, gross profit was 37.9% for the three months ended December 31, 2001 versus 36.9% for the same period in 2000. Office equipment dealers typically receive a higher percentage of revenues and gross profit from service and rentals, while network integration solutions and electronic presentation systems dealers derive a higher percentage of revenues and gross profit from sales of equipment and supplies. For our existing businesses, the sales internal growth rate of the automated office equipment dealers was higher than that of the network integration solutions and electronic presentation systems dealers.

   Gross profit as a percentage of equipment and supplies revenues increased to 33.8% for the three months ended December 31, 2001 from 32.4% for the same period one year ago.

   As a percentage of revenue, the combined service and rental gross profit margin declined to 49.6% for the three months ended December 31, 2001 from 50.3% for the same period one year ago. This is primarily due to an increase in rental depreciation expense as a result of several large accounts replacing fully depreciated rental equipment with new rental equipment.

   Selling, General and Administrative Expenses

   Selling, general and administrative, or SG&A, expenses for the three months ended December 31, 2001 increased to $39,086, 7.5% higher than SG&A expenses of $36,373 for the same period in 2000. These expenses increased principally due to payroll wages and commissions related to the increase in sales, and increased health insurance, advertising and depreciation expenses. The increase in expense as a percentage of revenues also was the result of acquiring automated office equipment businesses in 2001 and 2002.

   Intangible Asset Amortization

   Intangible asset amortization was $226 for the three months ended December 31, 2001. This amortization is for non-compete agreements, while goodwill is no longer amortized due to the adoption of SFAS No. 142 effective April 1, 2001. During the same period in 2000, intangible asset amortization was $2,615, which included goodwill amortization of $2,330 and non-compete agreements amortization of $285. See Note 7 to the consolidated financial statements for a further discussion of SFAS No. 142.

   Income From Operations

   Income from operations for the three months ended December 31, 2001 was $17,924, 17.6% higher than $15,241 from the same period in 2000. Income from operations was positively impacted by the early adoption of SFAS No. 142 (see
Note 7 to the consolidated financial statements) and the increase in combined revenues and gross profit.

   Interest Expense

   Interest expense for the three months ended December 31, 2001 was $5,905, compared to $7,306 from the same period in 2000. The decrease in interest expense was due to the decrease in our level of borrowings and lower interest rates. Interest expense includes the amortization of financing fees incurred in connection with our current credit facility, the senior subordinated notes and ineffective hedging activities.

   Income Taxes

   The provision for income taxes for the three months ended December 31, 2001 was $4,868, 33.3% higher than $3,653 from the same period in 2000. The increase in income taxes was primarily due to higher pre-tax income in 2001, offset by the reduction in the effective income tax rate due to the non-deductibility of goodwill amortization. The effective income tax rate was 40.5% for the three months ended December 31, 2001 and 46.0% for the same period in 2000. The decline in the effective income tax rate is primarily due to goodwill not being amortized with the adoption of SFAS No. 142, effective April 1, 2001. The effective income tax rate was higher than the federal statutory rate of 35% due to state and local taxes, and for the three months ended December 31, 2000, the non-deductible goodwill amortization.

NINE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2000

   Revenues

   Total revenues for the nine months ended December 31, 2001 increased to $466,701, 7.3% higher than total revenues of $434,821 for the same period in 2000. The majority of the increase in revenue was due to internal growth, with the remainder coming from acquisition of businesses during fiscal years 2001 and 2002.

   Sales of equipment and supplies revenues for the nine months ended December 31, 2001 increased to $351,017, 6.9% higher than equipment and supplies revenues of $328,416 for the same period in 2000.

   Service and rental revenues for the nine months ended December 31, 2001 increased to $115,684, 8.7% higher than service and rental revenues of $106,405 for the same period in 2000.

   Gross Profit

   Gross profit for the nine months ended December 31, 2001 increased to $171,166, 8.5% higher than gross profit of $157,735 for the same period in 2000. When viewed as a percentage of total revenue, gross profit was 36.7% for the nine months ended December 31, 2001 versus 36.3% for the same period in 2000. Office equipment dealers typically receive a higher percentage of revenues and gross profit from service and rentals, while network integration solutions and electronic presentation systems dealers derive a higher percentage of revenues and gross profit from sales of equipment and supplies. For our existing businesses, the sales internal growth rate of the automated office equipment dealers was higher than that of the network integration solutions and electronic presentation systems dealers.

   Gross profit as a percentage of equipment and supplies revenues increased to 32.9% for the nine months ended December 31, 2001 from 32.0% for the same period one year ago.

   As a percentage of revenue, the combined service and rental gross profit margin declined to 48.0% for the nine months ended December 31, 2001 from 49.6% for the same period one year ago. This is primarily due to an increase in rental depreciation expense as a result of several large accounts replacing fully depreciated rental equipment with new rental equipment.

   Selling, General and Administrative Expenses

   Selling, general and administrative, or SG&A, expenses for the nine months ended December 31, 2001 increased to $118,986, 11.3% higher than SG&A expenses of $106,884 for the same period in 2000. These expenses increased principally due to payroll wages and commissions related to the increase in sales, and increased health and property and casualty insurance expenses, and occupancy expenses. The increase in expense as a percentage of revenues also was the result of acquiring automated office equipment businesses in 2001 and 2002.

   Intangible Asset Amortization

   Intangible asset amortization was $738 for the nine months ended December 31, 2001. This amortization is for non-compete agreements, while goodwill is no longer amortized due to the adoption of SFAS No. 142 effective April 1, 2001. During the same period in 2000, intangible asset amortization was $7,497, which included goodwill amortization of $6,642 and non-compete agreements amortization of $855. See Note 7 to the consolidated financial statements for a further discussion of SFAS No. 142.

   Income From Operations

   Income from operations for the nine months ended December 31, 2001 was $51,442, 18.7% higher than $43,354 from the same period in 2000. Income from operations was positively impacted by the early adoption of SFAS No. 142 (see
Note 7 to the consolidated financial statements) and the increase in combined revenues and gross profit.

   Interest Expense

   Interest expense for the nine months ended December 31, 2001 was $18,862, compared to $21,110 from the same period in 2000. Even though we had a slightly higher level of borrowings, the interest expense was lower due to lower interest rates. Interest expense includes the amortization of financing fees incurred in connection with our current credit facility, the senior subordinated notes and ineffective hedging activities.

   Income Taxes

   The provision for income taxes for the nine months ended December 31, 2001 was $13,195, 29.0% higher than $10,227 from the same period in 2000. The increase in income taxes was primarily due to higher pre-tax income in 2001, offset by the reduction in the effective income tax rate due to the non-deductibility of goodwill amortization. The effective income tax rate was 40.5% for the nine months ended December 31, 2001 and 46.0% for the same period in 2000. The decline in the effective income tax rate is primarily due to goodwill not being amortized with the adoption of SFAS No. 142, effective April 1, 2001. The effective income tax rate was higher than the federal statutory rate of 35% due to state and local taxes, and for the nine months ended December 31, 2000, the non-deductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

   Historically, Global has financed its operations primarily through internal cash flow, sales of equity and debt securities and bank financing, including the financing facilities described below. These sources of funds have been used to fund our growth both internally and through acquisitions. We are pursuing an acquisition strategy and expect to acquire more businesses. As we continue to acquire more businesses, it is likely we will incur additional debt and seek additional equity capital.

   Under the terms of seven of our acquisition agreements, we may be required to make additional payments of up to $22,238 in cash and issue common stock valued at up to $5,000 over the next three years to some of the former owners of the businesses we have acquired based on the profitability of those businesses since we acquired them.

   For the nine months ended December 31, 2001 the net cash provided by operations was $25,319 and for the nine months ended December 31, 2000 the net cash provided by operations was $19,068.

For the nine months ended December 31, 2001 and for the nine months ended December 31, 2000 Global's net cash used in investing activities was $12,927 and $40,167, respectively, primarily for property, equipment and rental equipment expenditures in 2001 and the purchase of businesses in 2000. For the nine months ended December 31, 2001 and the nine months ended December 31, 2000, Global's net cash provided by (used in) financing activities was $(12,392) and $17,470, respectively.

   As of December 31, 2001, we had $74,100 borrowing availability under our senior credit facility. Due to overall economic conditions we anticipate reduced borrowings for acquisition activity compared to the levels of borrowings for acquisitions in the prior fiscal year. The reduced acquisition rate and the continued internally generated cash flows will extend the time frame for us to seek additional financing in either the capital or equity markets. However, we continue to explore opportunities available to us in the capital and equity markets to raise additional financing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Our market risk is primarily limited to fluctuations in interest rates as it pertains to our borrowings under the Credit Agreement and the long-term note that bears a fixed rate. There have been no material changes to the information in the Item 7A disclosure made in Global's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits

     The Exhibit Index filed herewith is incorporated herein by reference.

     (b)   Reports on Form 8-K.

     We did not file any Current Reports on Form 8-K during the three months ended December 31, 2001.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Global Imaging Systems, Inc.
                                     -------------------------------------
                                                  (Registrant)


           January 30, 2002                    /s/ Raymond Schilling
---------------------------------    -------------------------------------
               Date                              Raymond Schilling
                                      Chief Financial Officer, Secretary, and
                                      Treasurer, (Duly Authorized Officer and
                                    Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------

                   (Pursuant to item 601 of Regulation S-K)

Number    Exhibit
------    -------
  3.1     Amended and Restated Certificate of Incorporation (1)
  3.2     Amended and Restated Bylaws (1)
  4.1 Fourth Amendment and Waiver to Credit Agreement, dated as of September 28, 2001.
______________

(1) Incorporated by reference to Global's Registration Statement on Form S-1, No. 333-48103, which was declared effective by the Securities and Exchange Commission on June 17, 1998.