Form 10-K
period 2002-03-31
GLOBAL IMAGING SYSTEMS INC
filed 2002-06-28
CIK 1050167

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                             to

Commission File Number 000-24373

GLOBAL IMAGING SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	59-3247752
(State or other jurisdiction of incorporate or organization)	(I.R.S. Employer Identification No.)

3820 Northdale Boulevard, Suite 200A Tampa, Florida	33624
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (813) 960-5508

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value
(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such report(s)) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

As of June 20, 2002, the aggregate market value of the 14,713,690 shares of Common Stock held by non-affiliates of the registrant was $279,265,836 based on the closing sale price $18.98 of the registrant’s Common Stock as reported on the Nasdaq National Market on such date. (For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by executive officers and directors of the registrant and their affiliates; such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant.) As of June 20, 2002, there were outstanding 20,904,442 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual report to stockholders for the year ended March 31, 2002, are incorporated by reference into Part II of this annual report. Portions of the proxy statement for the annual stockholders meeting to be held in August 2002 are incorporated by reference into Part III of this annual report.

GLOBAL IMAGING SYSTEMS, INC.

Annual Report on Form 10-K
March 31, 2002

PART I

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-K and the information incorporated into this Form 10-K contain forward-looking statements, including statements about our acquisition and business strategy, our expected financial position and operating results, the projected size of our markets and our financing plans and similar matters. In addition, in those and other portions of this annual report, the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “project” and similar expressions, as they relate to us, our management, and our industry are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Actual results may differ materially. Some of the risks, uncertainties and assumptions about Global that may cause actual results to differ from the results in these forward-looking statements include the following:

•	general economic and business conditions, both nationally and in our markets;

•	our acquisition opportunities;

•	our expectations and estimates concerning future financial performance, financing plans and the impact of competition;

•	anticipated trends in our business, including those described in the information incorporated into Item 7;

•	existing and future regulations affecting our business; and

•	other risk factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K.

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

Item 1.    Business

Unless the context otherwise requires, as used in this Form 10-K, the terms “Global,” “Company,” “our,” or “we” refer to Global Imaging Systems, Inc. and its subsidiaries.

General

We are a leading provider of a number of office technology solutions. We sell and service automated office equipment, network integration solutions and electronic presentation systems. We offer solutions incorporating products from Konica, Canon, Ricoh, Sharp, Hewlett-Packard, IBM, Microsoft, InFocus, Sony and other leading companies from 118 locations in 26 states and the District of Columbia. We concentrate on customers in the middle market, which we define as businesses with up to 1,000 employees that generally operate in a single geographic area.

We seek to become the provider of choice for all of our customers’ office technology needs by offering a full range of products and services and superior customer service. We sell and service a variety of automated office equipment, including copiers, facsimile machines and printers. Our network integration solutions offerings include the design, installation, service and support of computer networks and related equipment. Finally, we sell and service electronic presentation systems, including data and video projectors and video conferencing equipment. In addition, we offer a variety of ongoing contract services, including service, supply, network management, technical support and training. The contractual nature of our service and supply business, our rental programs and our emphasis on superior customer service generate a significant recurring revenue stream. Our high level of repeat equipment purchases and our tailored lease financing programs also contribute to a stable revenue stream.

We attribute our historical revenue growth and consistent operating performance primarily to:

•	our focus on providing complete office technology solutions for the middle-market customer;

•	our localized structure – delivering local service through local people under a local company name – coupled with stringent company-wide operating controls;

•	our utilization of a performance-based, benchmarking model; and

•	our disciplined pursuit and efficient integration of strategic acquisitions.

Our strategic objectives are (1) to be the leading and most profitable provider of office technology solutions to customers in the middle market and (2) to continue to grow profitably through internal expansion and by acquiring additional businesses. We enter new geographic markets by acquiring additional core companies. We expand our core markets through acquisitions of satellite companies, which are typically smaller than and in close proximity to our core companies. Administrative functions at satellite companies are integrated into our core companies, allowing local management teams to focus on delivering superior products and services. Since our founding in June 1994, we have acquired 54 businesses, all within the United States, and presently operate 14 core companies and 40 satellite companies. These companies typically continue to operate under their pre-acquisition names and with their pre-acquisition management teams, preserving existing customer relationships. We believe that this core-and-satellite model has led to our success in the middle market.

Our Industry

We are part of the large and growing office technology solutions industry. Advances in technology have driven the demand for providers that offer a comprehensive range of automated office products and integrated solutions. We compete in three converging sectors: automated office equipment, network integration solutions and electronic presentation systems.

Automated Office Equipment.    Dealers in the automated office equipment market sell and service the following: digital black and white copiers, color copiers, duplicators, facsimile equipment, printers, scanners and multi-function equipment.

Network Integration Solutions.    Dealers in the network integration solutions market design, install, service and support computer networks and related equipment. Competency in network integration is an important component of a well-coordinated office technology solutions offering. As organizations seek to take advantage of productivity-enhancing computer network technology, they face complex and costly issues relating to network design, selection, implementation and management. Among other challenges, organizations must (1) select from an expanding number of product options with shortening life cycles, (2) integrate diverse and often incompatible hardware and software environments and (3) operate with a limited staff of qualified information technology service personnel. As a result, many organizations seek to outsource installation, upgrades, support and training, network improvement functions and the evaluation of new products.

Electronic Presentation Systems.    Dealers in the electronic presentation systems market sell and service data and video projectors, interactive whiteboards, distance learning systems and video conferencing systems and equipment. As in the automated office equipment market, many customers desire a single source for all of their electronic presentation systems. Multi-vendor providers in this market have an advantage over manufacturers selling directly and single-vendor dealers because strong competition among manufacturers leads them to introduce new products frequently, and multi-vendor providers are better positioned to offer customers the best products by choosing among multiple brands.

Industry Trends

The office technology solutions industry continues to be impacted by technological change and the increased participation of large volume sellers. We believe that a majority of independent dealers and service providers have not developed the product range or skill set necessary to offer a comprehensive office technology solution, nor do they have an efficient operating model with the appropriate economies of scale to cost-effectively sell to and service the middle market with one-stop solutions. Smaller dealers and service providers are increasingly finding it difficult to compete effectively with better capitalized competitors, including manufacturers, dealers and service providers, that sell and service a broad range of products, including mid- and high-range products, that increasingly require sophisticated support and service. Larger dealers such as Xerox and IKON continue to focus on Fortune 500 customers and national accounts. We believe that because of their organizational structure, these dealers have not effectively positioned themselves to address the needs of the middle market.

Technology Change is Driving a Convergence of Office Equipment Solutions.    The technology of this industry continues to change rapidly. Digital technology, which allows images to be captured, transmitted, reproduced and stored using networks of personal computers, has in recent years been incorporated into copiers and electronic presentation systems, leading businesses to demand more comprehensive network solutions. The rapid pace of technological change, including the resulting expansion of product offerings and increase in product support costs, has outpaced the technical, managerial and financial resources of many smaller distributors and service providers, causing these businesses to seek larger partners.

Increased Participation of Large Volume Sellers Offering Minimal Service.    Office superstores and consumer electronics chains have entered the automated office equipment market, forcing smaller dealers to either reduce prices or exit the middle market. Office superstores and consumer electronics chains, as well as smaller dealers, face difficulty competing in the middle market because they are not well equipped to provide the sophisticated support services required to offer mid- and high-range office equipment. Similarly, IT direct marketers are offering multi-branded hardware and software and original equipment manufacturers, or OEMs, are now directly offering their hardware and software products via phone, fax and the Internet. In both cases, these direct selling models provide limited service offerings, which are increasingly critical to most small and medium businesses. We have competed successfully in the middle market with our value proposition that bundles local equipment sales and local support services in a competitive price package.

Our Competitive Strengths

Compelling Value Proposition to the Middle Market.    Most of our customers are small and medium sized businesses, which we believe will continue to provide us with attractive revenue opportunities, as these businesses demand more sophisticated, integrated office technology solutions. We believe that rather than employing competitive bidding processes, these companies typically base their purchasing decisions on personal relationships and loyalty inspired by customized solutions and high-quality service. We are focused on providing our customers complete office technology solutions and a superior level of customer service and satisfaction. Our localized operations enable our sales and service teams to focus on the needs of the middle market customer and deliver our products and services in the most effective and responsive manner.

We offer multi-branded solutions at competitive prices in an effort to provide our middle market customers one-stop shopping for their office technology requirements. Networks are becoming increasingly important in the middle market environment. Accordingly, these customers are demanding more integrated office technology solutions and are increasingly demanding these solutions from one provider.

Large and Diverse Customer Base.    We are not dependent on a few large customers. We have approximately 130,000 active customers. An active customer is one who purchased automated office equipment or services from us in the past six months or who purchased network integration solutions or electronic presentation systems or services from us in the past twelve months. Our largest customers account for a relatively low percentage of our revenues. During the fiscal year ended March 31, 2002, our top five customers collectively accounted for 7% of our total revenues and none of our customers accounted for more than 3% of total revenues. In addition, our customers span virtually every industry from manufacturing, distribution, financial services, healthcare and retail, to educational institutions, local and state governments and not-for-profit organizations.

Stable Recurring Revenue Stream.    The contractual nature of our service and supply business, our rental programs and our emphasis on superior customer service generate a significant recurring revenue stream. We estimate that over 90% of our automated office equipment sales are accompanied by service and supply contracts. Our high level of repeat equipment sales and our tailored third-party lease financing programs also contribute to a stable revenue stream.

Effective Business Model for the Middle Market.    We operate with a localized structure, which allows us to effectively serve and penetrate the middle market. We believe that our experienced local management teams possess a valuable understanding of their specific markets and customer base. Therefore, we give our core company managers responsibility for day-to-day operating decisions. Our companies typically continue to operate under their pre-acquisition names with their pre-acquisition management teams. Our local management teams focus on delivering superior product and service solutions to their local customer bases, without the distraction of dealing with the administrative functions we assume at headquarters. Local management is supported by Global’s consolidated financial strength and senior corporate management, which focuses on strategy, planning, operational improvements and financial reporting.

We strive to reduce costs by consolidating the back-office functions of our satellite acquisitions into core operations, enabling our core companies to increase the productivity of sales, service and administrative personnel. We also work to reduce costs by standardizing financial reporting, cash and inventory management, payroll, billing, collections, insurance and employee benefit programs, and by negotiating advantageous relationships with equipment manufacturers and distributors, other suppliers and lessors.

Important Sales Channel for Many of our Office Technology Manufacturers.    Manufacturers typically have relatively limited ability to reach the middle market efficiently, relying on independent dealers to market and sell their products. Our network of core and satellite companies allows us to generate a large sales volume for manufacturers in this market. Our vendors recognize the large volume of sales that we generate and appreciate our excellent payment history.

Product Offerings from Multiple Vendors.    We sell products made by a wide array of leading vendors, including Konica, Canon, Ricoh, Sharp, Hewlett-Packard, IBM, Microsoft, InFocus and Sony. During the fiscal year ended March 31 2002, we purchased 16% of our equipment, parts and supplies from Konica. No other supplier represented in excess of 8% of our purchases. Because we are not limited to a single or a few vendors, we are able to offer our customers a wide variety of quality office technology solutions. Our wide array of vendors also limits the risks we may face if one of our vendors experiences financial instability or fails to keep pace with the rapid development and introduction of new products.

Lease Financing Programs Tailored to the Middle Market.    Our ability to offer customized third-party lease financing programs and our relationships with companies like General Electric Capital Corporation, or GECC, differentiates us from local dealers in our industry. We believe this provides us with a competitive edge in winning business from small and medium businesses where financing is a critical component to equipment purchasing decisions.

Highly Incented and Motivated Workforce.    We believe we have a highly incented and motivated workforce not only because of our competitive compensation packages, training programs and advancement opportunities, but also because we foster an environment of friendly competition among our sales teams and core company presidents. Our sales personnel are compensated primarily on a commission basis, with local management ultimately determining the structure of sales compensation and commissions within the parameters of our industry management benchmarking model. We grant stock options to purchase Global common stock to employees at all levels from our executive officers to our first-line supervisors. Additionally, we offer training at all levels of the company, underscoring our commitment to our employees’ development. Finally, our culture permits and encourages our core company presidents to share information with each other, which furthers the competitive advantage they have over their local competition.

Our Growth Strategies

We believe we are well positioned to benefit from industry trends and continued consolidation in the office technology solutions industry. Our goal is to become the provider of choice for all of our customers’ office technology needs by offering a full range of products and services and superior customer service. The key elements of our strategy include:

Capitalize on Cross-Selling and Recurring Revenue Opportunities.    We constantly seek to deliver the highest level of service to our customers. Effective and responsive servicing of our middle market customers has created strong loyalty and the opportunity to cross-sell additional products and services. By leveraging our existing customer base, our cross-selling activities have historically increased our operating efficiency and our margins. Our service and supply activities generally provide us with a recurring source of revenue and increased visibility with our customers. Taking advantage of the aftermarket opportunities generated by our sales of office technology equipment, we are able to derive a substantial amount of recurring revenue from our installed base through service and supply contracts.

Further Penetrate the Middle Market.    The office technology solutions industry is characterized by rapid technological change and growth in product offerings. This rapid change and the increasing availability of integrated office solutions present middle market businesses with opportunities to enhance their financial and operational efficiency. As more middle market businesses move to take full advantage of these opportunities, we expect to sell more complete office technology solutions into this market. We believe our position, as a leading provider of office technology solutions will allow us to meet the needs of these customers and expand our customer base.

Selectively Pursue Strategic Acquisitions.    We intend to continue to pursue strategic acquisitions that extend the company into new market areas, broaden our product offerings, and increase our market share within the geographic markets we currently serve.

Optimize our Product Sales and Service Mix Using Our Benchmarking Model.    Our executives have developed a comprehensive set of performance benchmarks to enable our companies to optimize our product sales and service mix and increase profitability. These benchmarks, which are the focus of internal reporting from our companies to headquarters, allow our senior and local management teams to monitor and improve virtually every measurable aspect of the operations of each of our companies. Using these criteria, we train our core and satellite company managers to continually optimize their business mix and improve financial performance.

Utilize our Consolidated Financial Strength to Facilitate Local Sales.    Our status as a public company with significant financial resources facilitates sales by our core companies in several ways. First, our size, financial resources and the volume of equipment we purchase frequently permit us to negotiate favorable purchasing terms from our vendors. Second, our lease financing relationships enable our customers to cost-effectively gain access to equipment. Third, our purchasing volume enables us to better negotiate for co-marketing dollars from our major vendors and manufacturers, which may be used to buy local advertising. Finally, our nationwide presence and successful operating history reassure customers who want their source of office technology solutions to be stable and reliable.

Our Acquisition Strategy

Since our founding in June 1994, we have acquired 54 businesses, all within the United States, and presently operate 14 core companies and 40 satellite companies. The acquisitions are core company or satellite company acquisitions depending on their intended function. We enter new geographic markets by acquiring core companies. We then expand those core companies’ markets through the acquisition of satellite companies, which are typically in close proximity to core companies. Our companies typically continue to operate under their pre-acquisition names and with their pre-acquisition management teams, thus preserving existing client relationships. All administrative functions are integrated into our core companies.

Core Company Acquisitions.    We look for core company acquisition candidates that are led by an experienced management team that will continue to manage the company after we acquire it, have a strong regional market share, and can grow internally and through the acquisition of satellite companies. Historically, we have been successful in retaining the management teams of our core companies.

Satellite Company Acquisitions.    A key component of our growth strategy is to acquire satellite companies in or near our core companies’ markets. Core company management frequently identifies appropriate satellite acquisition candidates. In evaluating potential satellite acquisitions, we consider, among other factors, the potential satellite’s proximity to a core company, the fit between our product lines and those of the nearby core company, and the potential satellite’s management, employee base and service base under contract. Because we integrate the operations of our satellite companies into a core company, our satellite company acquisitions tend to contribute significantly to our profitability.

Integration and Transformation.    We have substantial experience integrating acquired businesses successfully, and typically integrate acquired businesses into Global’s reporting systems, policies and procedures within 90 days of acquisition. Centralizing back office functions helps us quickly realize synergies and cost savings. Conversely, our localized management structure minimizes many of the issues that typically arise in conjunction with the integration of acquired companies. Finally, our benchmarking model assists our local management teams in monitoring and improving the operations and financial performance of each company.

Our Products and Services

Global currently sells and services automated office equipment, network integration solutions and electronic presentation systems. We provide a number of office technology solutions, including the following:

Automated Office Equipment	Network Integration Solutions	Electronic Presentation Systems

Digital black and white copiers Color copiers Duplicators Facsimile machines Printers Multi-function equipment Related supply and service contracts	Network design Network installation Network software and hardware Technical support contracts Network support contracts Training and support Internet services Wireless network systems	Data and video projectors Interactive whiteboards Video conferencing systems Distance learning systems Audio/visual equipment Related supplies Related service contracts Training and support

We believe effective and responsive service is essential in obtaining repeat business and in developing new business. We also believe that superior service is the foundation for company profitability and strong recurring revenue streams. To ensure that we provide our customers with excellent service, as of March 31, 2002 we employed approximately 1,200 people in service positions. Our service offerings include, as appropriate, network design and installation, on-site maintenance and repair visits, technical assistance by telephone and the Internet, and training.

Inventory and Distribution

We employ varying methods of distribution to deliver products to customers after an order is placed, depending upon whether the product ordered is in our inventory. Orders placed for automated office equipment and electronic presentation systems are generally filled with equipment from our inventory. Orders placed for network integration solutions products, which we do not hold in inventory, are generally filled by direct drop-shipments from manufacturers. We coordinate delivery and installation of these products through our core and satellite companies.

Customers, Sales and Marketing

Most of our customers are small and medium businesses. We have approximately 130,000 active customers, which we define as customers who purchased automated office equipment or services from us in the past six months or who purchased network integration solutions or electronic presentation systems or services from us in the past twelve months. Our largest customers account for a relatively low percentage of our revenues. During the fiscal year ended March 31, 2002, our top five customers collectively accounted for 7% of our total revenues and none of our customers accounted for more than 3% of total revenues. In addition, our customers span virtually every industry from manufacturing, distribution, financial services, healthcare and retail, to educational institutions, local and state governments and not-for-profit organizations.

Because our local management teams understand their specific markets and customer relationships, our company managers make local marketing decisions, including product offering mix, promotional programs, and advertising. We employ over 1,000 people in sales and marketing functions.

Vendors

The following table lists the products we sell and their manufacturers in each of the office technology markets we serve:

Automated Office Equipment

Copiers:	Canon, Gestetner, Konica, Ricoh, Savin, Sharp, Toshiba
Facsimile machines:	Canon, Muratec, Panasonic, Savin, Sharp, Toshiba
Duplicators:	Gestetner, Ricoh
Printers:	Hewlett-Packard, Konica, Ricoh, Tektronix

Network Integration Solutions

Personal and laptop computers, servers, communication equipment and firewalls and wireless networks:
3Com, Adobe, Aprisma, AST Research, Axent Technology, Cisco Systems, Compaq, Dell, Enterasys Networks, Gateway, Hewlett-Packard, IBM, Intel, NEC America, Network Associates, Sun Microsystems, Toshiba, ViewSonic, Xircom

Networking software:	Citrix, E Presence, Microsoft, Novell, Veritas Software

Electronic Presentation Systems

Large screen display devices:	Epson America, InFocus, NEC Technologies, Phillips, Plus Corporation, Sharp, Sony
Video conferencing hardware and software:	CuSeeMe Networks, PictureTel, VCON
Interactive whiteboards:	Electronics for Imaging, SMART Technologies

We receive incentives from some of our vendors related to volume rebates, cooperative advertising allowances and other agreements. Our agreements with vendors permit us to sell particular products on a nonexclusive basis in particular geographic areas. In most cases, our agreements extend for one-year renewable terms, which the vendor can choose not to renew with 30 days notice. In addition, our vendors can terminate our agreements upon notice if we do not meet minimum purchase quotas or other requirements or under other conditions, including a change in our ownership.

Lease Financing and Rentals

Over 80% of our automated office equipment sales are financed for our customers by third-party leasing companies, such as GECC. We have a five-year strategic alliance with GECC, which accounts for approximately 88% of all of our automated office equipment lease financing. The advantages to this program are (1) better lease rates and terms than are generally available to individual copier dealers and (2) our control over leased equipment under already negotiated terms at the end of the lease term. This gives us the flexibility to sell the equipment to our customers at the end of the lease term or to provide for such a sale at the time of original purchase. Our agreement with GECC has an initial term of five years, which commenced on October 1, 1999 and continues through September 30, 2004, and will renew automatically for successive two-year periods unless either party notifies the other party in writing at least 90 days before the end of the then applicable term of its intent to terminate the agreement. All leases that are entered into during the term of the agreement will continue in effect after the termination of the agreement. GECC may terminate the agreement at any time under certain circumstances. GECC may also terminate the agreement upon 90 days written notice if we fail to meet our annual volume commitment or there is a material deterioration in the performance of the lease portfolio. While our lease financing programs are mostly used by our customers who purchase automated office equipment, lease financing is available for purchases of most of the office technology solutions we offer.

In some cases, our automated office equipment dealers also rent equipment. Rental arrangements provide us with a steady monthly revenue stream and, like our lease finance arrangements, give us control over disposition of the equipment at the end of the rental term.

Competition

We operate in highly competitive markets, which forces us to compete for customers. Our competitors in the automated office equipment market who sell to the middle market include large, independent dealers including IKON Office Solutions, as well as, to a lesser extent Xerox and Danka. Our competition also includes manufacturers’ sales and service divisions, including those of Canon, Konica, Minolta, Pitney Bowes and Xerox; office superstores and consumer electronics chains. Principal areas of competition in this market include price and product capabilities; quality and speed of post-sales service support; availability of equipment, parts and supplies; speed of delivery; and availability and terms of financing, leasing, or rental programs.

In the network integration solutions market we compete with IT direct marketers in the distribution of computer and network equipment, including CDW, Insight and PC Connection; direct sellers such as Dell and Gateway; the sales and service divisions of companies such as Hewlett-Packard and Compaq and independent value-added resellers. Generally, IT direct marketers are marketers of multi-brand computers and related technology products in the office technology solutions industry. Their business customers, like ours, are concentrated in the middle market category. In the delivery of services accompanying these products, we compete with smaller companies with regional or local operations, and the in-house capabilities of our customers. Principal areas of competition in the network integration market include reputation, quality and speed of support, and price.

Our competitors in the electronic presentation systems market include MCSi, IT direct marketers and local distributors. Our competition also includes manufacturers’ sales and service division, office superstores and consumer electronics chains. Principal areas of competition in this market include price and product capabilities; quality and speed of post-sales service support; availability of equipment, parts and supplies; speed of delivery; and availability and terms of financing, leasing, or rental programs.

Competition from large, nationwide competitors is likely to increase as we seek to attract additional customers and expand our markets geographically. Competition from large, nationwide competitors will also increase if our industry continues to consolidate. Finally, as digital and other new technologies develop, we may face competition from new distribution channels, including computer distributors and value added resellers, for products containing new technology.

Employees and Training

As of March 31, 2002, Global employed approximately 2,800 people, only 29 of whom worked at our corporate headquarters in Tampa, Florida. Approximately 1,000 employees work in sales and marketing, 1,200 in service, and 540 in operations and administration. None of our employees is covered by collective bargaining agreements. We believe we have good relations with our employees.

We offer training at all levels of the company. We provide our sales and service employees extensive, ongoing training. Each core company has at least one technical trainer, and training on new products and new technology developments is scheduled for our sales and service personnel on a regular basis. Core company technical trainers are typically certified by our vendors, which makes our service technicians manufacturer– or vendor-certified technicians. We also provide formalized product and general sales training to our sales and marketing personnel. Our training also extends to the level of our managers through the “Global Leadership Institute.” This program gives our middle and upper level managers the opportunity to prepare to advance to higher leadership positions at our core and satellite companies.

Information Technology Systems

Nearly all of our companies use the same information system for managing financial reporting, collections, billing and cash accumulation information. Newly acquired core and satellite companies are transitioned to this system generally within 90 days of acquisition. Maintaining a common information system along with our broadband connection enables us to monitor financial information, centralize back-office functions and communicate effectively throughout our entire organization, giving us a competitive advantage. All of our companies report their financial results to our headquarters within seven business days after the end of a month. These financial results are presented in a format consistent with generally accepted accounting principals and also in a format that tracks our benchmarking model. This information system and regular reporting facilitates senior management’s periodic, detailed reviews and audits of our operating companies.

Risk Factors

Our Indebtedness Results in Significant Debt Service Obligations and Limitations.    We have incurred substantial amount of acquisition related debt and, as a result, we have significant debt service obligations. As of March 31, 2002, our total indebtedness was $207.9 million, which represented 52% of our total capitalization. We also had $110.4 million of additional borrowing availability under our senior credit facility. In addition, our senior credit facility and the indenture governing our senior subordinated notes, which we sometimes refer to as subordinated debt, allow us to incur additional indebtedness under certain circumstances. Substantially all of our real and personal property used in our business operations secures our obligations under our senior credit facility. Our indebtedness may pose important consequences to investors, including the risks that:

•
we will use a substantial portion of our cash flow from operations to pay principal and interest on our debt, thereby reducing the funds available for acquisitions, working capital, capital expenditures and other general corporate purposes;

•	we may be unable to obtain additional financing on satisfactory terms or to otherwise fund capital expenditures, acquisitions, and other general corporate requirements;

•	our borrowings under our senior credit facility bear interest at variable rates, which would create higher debt service requirements if market interest rates increase;

•	if market rates decrease, the hedged portion of our indebtedness, which has fixed interest rates, may bear interest at rates higher than market interest rates; and

•	our degree of leverage may hinder our ability to adjust rapidly to changing market conditions and could make us more vulnerable to downturns in the economy generally or in our industry.

If we cannot generate sufficient cash flow from operations to meet our obligations, we may be forced to reduce or delay acquisitions and other capital expenditures, sell assets, restructure or refinance our debt, or seek additional equity capital. We cannot assure you that these remedies would be available or satisfactory. Our cash flow will be affected by prevailing economic conditions and financial, business and other factors which may be beyond our control.

We Need Substantial Additional Funds to Finance Our Acquisitions.    We intend to finance our future acquisitions primarily through cash flow from operations and by incurring additional indebtedness, which will be substantial in relation to our equity capital. We cannot be certain that we will be able to borrow money for future acquisitions on favorable terms. Current market conditions and recent regulatory changes make it extremely difficult for companies our size to secure revolving credit indebtedness, which is the preferred source of indebtedness for our financing needs, on cost effective terms. Also, the restrictions imposed on us under our senior credit facility and the indenture governing the subordinated notes may limit our ability to borrow additional funds for acquisitions. We may also pay some of the price of future acquisitions by issuing common stock or other equity securities to the sellers of the businesses we acquire or in public or private offerings. Depending on the market value of our common stock, either we may not be willing to use common stock for part of the consideration we pay, or the sellers of the businesses we acquire may not be willing to accept our common stock as part of the consideration they receive. To the extent we do not have access to additional debt and do not issue equity to pay for future acquisitions, we would need to use more of our cash resources to continue our acquisition program. We cannot be certain that we will be able to obtain debt or equity financing, or that we will have enough cash resources available to pay for future acquisitions.

Covenants in Our Debt Instruments Restrict Our Capacity to Borrow and Invest, Which Could Impair Our Ability to Expand or Finance Our Operations.    The terms of our senior credit agreement and indenture governing the terms of our subordinated debt impose operating and financial restrictions that limit our discretion on some business matters, which could make it more difficult for us to expand, finance our operations or engage in other business activities that may be in our interest. These restrictions limit or prohibit our ability to:

•	incur additional debt and prepay our subordinated debt;

•	use the aggregate net cash proceeds received by us in a common stock offering because the restrictions require us to use 50% of these proceeds to pay down the loans under our senior credit agreement;

•	pay dividends or make other restricted payments;

•	undergo a change of control;

•	pledge or mortgage assets;

•	enter into transactions with related persons;

•	sell assets; or

•	consolidate, merge or sell all or substantially all of our assets.

If we fail to comply with these restrictions, these debt instruments could become immediately due and payable.

We May Be Unable to Successfully Integrate Businesses We Acquire into Our Operations.    Integrating businesses we acquire may involve unanticipated delays, costs or other operational or financial problems. Successful integration of the businesses we acquire depends on a number of factors, including our ability to transition acquired companies to our management information systems and the ability of our core businesses to integrate acquired satellites into their operations. In integrating businesses we acquire, we may not achieve expected economies of scale or profitability or realize sufficient revenues to justify our investment. For example, if we are unable to increase the sales force productivity at businesses we acquire as quickly as we expect, our results may not justify our investment. We also face the risk that an unexpected problem at one of the companies we acquire will require substantial time and attention from senior management, diverting management’s attention from other aspects of our business. We cannot be certain that our management and operational controls will be able to support us as we grow.

We Depend on Our Executive Officers.    Our success depends on the efforts and ability of our five executive officers, Thomas S. Johnson, our President and Chief Executive Officer, Raymond Schilling, our Senior Vice President and Chief Financial Officer, Alfred N. Vieira, our Vice President of Operations and Service, Todd S. Johnson, our Vice President of Acquisitions and Cecil McClary, our Vice President of Human Resources. Our executive officers developed and implemented Global’s benchmarking model, and have many years of experience in the office technology solutions industry and in the acquisition and integration of office technology solutions dealers. We do not carry key-man insurance on the life of any of our executive officers. The loss or interruption of the services of any one of our executive officers could have an adverse effect on us.

We Depend on the Presidents of Our Core Companies.    We depend on our core company presidents to integrate and operate our acquired businesses profitably. Our localized management structure depends on the ability of these core company presidents to effectively and efficiently manage our businesses. Our core company presidents have extensive industry experience and long-standing relationships with the customers in the regions they serve. The loss of any of our core company presidents could result in the loss of these valuable relationships, disrupt operations and adversely impact our sales and revenues.

Our Business Depends on Our Vendor Relationships and the Availability of Products.    A majority of our revenues come from the sale of office technology solutions equipment and from service and supply contracts for this equipment. As a result, our success depends on our access to reliable sources of equipment, parts and supplies at competitive prices. During the fiscal year ended March 31, 2002, we purchased 16% of our equipment, parts and supplies from Konica Business Technologies, Inc. No other vendor represented in excess of 8% of purchases. There is no guarantee that Konica or any of our other vendors will continue to sell their products to us, or that they will do so at competitive prices. Finally, other factors, including reduced access to credit resulting from economic conditions, may impair our vendors’ ability to provide products in a timely manner or at competitive prices.

We Depend on Our Primary Lease Financing Partner.    Over 80% of our automated office equipment sales are financed for our customers by third-party leasing companies, such as General Electric Capital Corporation, or GECC. The GECC program accounts for approximately 88% of all our automated office equipment lease financing. These lease financing arrangements permit our customers to lease equipment without having to purchase the equipment with cash. This, in turn, generates sales and service revenue for us. If GECC terminates our financing arrangements, we would need alternative sources of financing for our customers. There is no guarantee we could find an alternative source of financing for our customers that provides equivalent or better rates and terms. Our inability to provide such financing would likely adversely impact our business.

Technological Developments Will Affect Our Business.    We must continue to respond to the rapidly changing environment in the office technology solutions industry. Our business would be adversely affected if we or our suppliers fail to anticipate which products or technologies will gain market acceptance or we cannot sell these products at competitive prices. We cannot be certain that manufacturers of popular products will permit us to market their newly developed equipment. In addition, new products containing new technology may be sold through other channels of distribution. Technological advancements may result in lower per unit costs, which in turn may reduce our sales revenues. Similarly, reliability improvements may reduce our service revenues. Lastly, because we incur increased expenses to train our sales and service personnel on any new technologies, our operating margins may be negatively affected.

Our Markets are Highly Competitive.    We operate in highly competitive markets, which forces us to compete for customers. Our competitors in the automated office equipment market who sell to the middle market include large, independent dealers and IKON Office Solutions, as well as, to a lesser extent, Xerox and Danka. Our competition also includes manufacturers’ sales and service divisions, office superstores and consumer electronic chains.

In the network integration solutions market we compete in the distribution of computer and network equipment with IT direct marketers, including CDW, Insight and PC Connection; direct sellers such as Dell and Gateway; the sales and service divisions of companies such as Hewlett-Packard and Compaq and independent value-added resellers. Generally, IT direct marketers are marketers of multi-brand computers and related technology products in the office technology solutions industry. Their business customers, like ours, are concentrated in the middle-market category, and they access these customers through phone, fax and the Internet. In the delivery of services accompanying these products, we compete with smaller companies with regional or local operations, and the in-house capabilities of our customers.

Our competitors in the electronic presentation systems market include MCSi, IT direct marketers and local distributors. Our competition also includes manufacturers’ sales and service divisions, office superstores and consumer electronics chains.

Some competitors have greater financial and personnel resources than we do. Competition from large, nationwide competitors is likely to increase as we seek to attract additional customers and expand our markets geographically. Competition from large, national competitors will also increase if our industry continues to consolidate.

Fluctuations in the Market Price of Our Common Stock May Make it More Difficult for Us to Raise Capital.    The market price of our common stock is extremely volatile and has fluctuated over a wide range. These fluctuations may impair our ability to raise capital by offering equity securities. The market price may continue to fluctuate significantly in response to various factors, including:

•	general trends in the office technology industry;

•	announcements and actions by competitors;

•	fluctuations in competitor’s stock prices;

•	low trading volume;

•	changes in estimates by securities analysts;

•	failure to meet analysts’ expectations;

•	our liquidity or ability to raise funds; and

•	general economic conditions.

We are Heavily Dependent on Commercial Delivery Services.    We generally receive products from our vendors and ship products to customers, other than copiers, by commercial delivery services. National security disruptions, strikes or other service interruptions by such shippers could adversely affect our ability to deliver products on a timely basis.

If Significant Shares Eligible for Future Sale are Sold or Registration Rights are Exercised, the Result May Depress Our Stock Price by Increasing the Supply of Our Shares in the Market at a Time When Demand May Be Limited.    As of March 31, 2002, we had 20,876,029 shares of common stock outstanding, 20,780,791 of which are eligible for sale in the open market or qualify for resale under Rule 144 of the Securities Act. To the extent that these shares are sold, the increase in supply of our shares being sold in the market could depress our stock price. In addition, as of March 31, 2002, we had stock options outstanding to purchase an aggregate of 1,686,251 shares of common stock at various exercise prices ranging from $5.44 to $18.13 per share, 548,350 of which were vested. We may also be required to issue common stock valued at up to $5,000,000 over the next three years to some of the former owners of a business we acquired based on the profitability of that business from the time of acquisition through 2004. If these options are exercised or if we issue this common stock, the increase in the number of our outstanding shares of common stock may also adversely affect the price for our common stock. This could hurt our ability to raise capital through the sale of equity securities. Because we continue to require additional outside sources of capital through the sale of equity securities. Additionally, some of our stockholders who acquired shares from us in private placements have registration rights. If the stockholders were to exercise their registration rights when we are seeking to raise capital by selling stock in a registered offering, the result could effectively prevent us from doing so.

In February 2002, as part of a public offering of our common stock, we, our executive officers and directors and certain of our principal stockholders entered into lockup agreements that prevent us and these individuals from offering or selling shares of our common stock without the prior written consent of Raymond James & Associates, Inc., underwriter to the offering, prior to August 24, 2002. Raymond James & Associates, Inc. may, however, at any time and without notice, release all or any portion of the shares restricted by the lockup agreements. Currently, a total of approximately 6,190,752 shares are subject to the lock-up agreements.

Our Directors, Officers and Certain Stockholders May Control Global.    Our executive officers and directors and their affiliates beneficially own approximately 30.3% of our common stock, and Golder, Thoma, Cressey, Rauner, Inc., through its affiliation with Golder, Thoma, Cressey, Rauner Fund IV L.P., owns approximately 24.8% of our common stock. Accordingly, our executive officers and directors and their affiliates, particularly Golder, Thoma, Cressey, Rauner, Inc., have and will continue to have significant influence over the election of directors and corporate actions requiring stockholder approval. In some cases, Golder, Thoma, Cressey,

Rauner, Inc.’s interests as a stockholder could conflict with the interests of our noteholders or other stockholders. The concentration of ownership of our common stock could limit the price that some investors might be willing to pay in the future for shares of common stock, and could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us.

Our Quarterly Operating Results May Fluctuate Significantly.    We may experience significant quarter to quarter fluctuations in our results of operations as a result of a variety of factors including:

•	the timing of the acquisition and integration of acquired companies;

•	the demand for our products and services;

•	the timing and introduction of new products and services by us or our suppliers or competitors;

•	the market acceptance of new products and services;

•	competitive conditions in the office technology solutions industry;

•	our dependence on commercial delivery services;

•	general economic conditions; and

•	impairment in the value of goodwill we carry.

We carry a substantial amount of goodwill as a result of our acquisition activity. Effective April 1, 2001, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment on a periodic basis. Impairment of goodwill could occur if the carrying amount (as that term is used in SFAS No. 142) of any of our core companies exceeds its fair value, determined in accordance with SFAS No. 142. Such an event could result from a large number of factors, many of which are not in our control. Any goodwill impairments identified would be treated as a noncash operating charge for the period during which the impairment is identified and would adversely affect our quarterly operating results.

As a result, we believe that period to period comparisons of our results of operations are not necessarily meaningful or indicative of the results that we may achieve in any subsequent quarter or full year. Quarterly fluctuations in our results of operations may lead to volatility in the market price of our common stock, and in future quarters our results of operations could be below the expectations of the public market. If our results of operations are below the expectations of the public market, the market price of our common stock could be materially adversely affected.

Our Certificate of Incorporation, Bylaws and Debt Covenants May Delay or Prevent a Takeover of Global.    Our certificate of incorporation and bylaws, as well as Delaware corporate law, contain provisions that could delay, defer or prevent a change in control. These provisions could limit the price that certain investors might be willing to pay for our common stock. Some of these provisions allow us to issue, without stockholder approval, preferred stock that has rights senior to our common stock. Other provisions impose various procedural and other requirements that could make it difficult for stockholders to effect certain corporate actions. In addition, some of our debt covenants may delay, defer or prevent a change in control. Our senior subordinated notes contain change of control provisions that give our noteholders the right to require us to purchase the notes at a purchase price equal to 101% of the principal amount of the notes plus accrued and unpaid interest. In such circumstances, we may also be required to repay our outstanding senior debt or obtain our lenders’ consent to our purchase of the notes. Upon a change of control, we cannot guarantee that we will have sufficient funds to make any debt payment, including purchases of the notes.

The War on Terrorism and Fear of Additional Terrorist Attacks are Unprecedented Events that have Created Economic and Political Uncertainties, Some of Which May Materially Harm Our Business.    The terrorist attacks on September 11, 2001 and the resulting war on terrorism and fear of additional terrorist attacks have adversely impacted many businesses. These attacks and the resulting war caused instability in the U.S. and other financial markets, and have disrupted our operations, particularly in the New York metropolitan area. Further acts of terrorism in the United States or elsewhere could have a similar impact.

Executive Officers of Global

Our executive officers and their positions and offices as of June 20, 2002 are as follows:

Name	Age	Position
Thomas S. Johnson	56	Director, President and Chief Executive Officer
Raymond Schilling	47	Senior Vice President, Chief Financial Officer, Secretary and Treasurer
Alfred N. Vieira	54	Vice President—Operations/Service
Todd S. Johnson	35	Vice President—Acquisitions
Cecil McClary	59	Vice President—Human Resources

Thomas S. Johnson, 56, has served as a director and as President and Chief Executive Officer since our founding in June 1994. From 1991 to 1994, Mr. Johnson was an office technology solutions industry consultant. From 1989 to 1990, Mr. Johnson served as Chief Operating Officer for Danka. From 1975 to 1989, Mr. Johnson worked at IKON (formerly known as Alco Standard Corporation) in various staff and operating roles. At the time Mr. Johnson left IKON, he was Vice President—Operations of the Office Products group and was responsible for acquisitions and turning around under-performing operations. Mr. Johnson has been involved in the acquisition of over 82 office equipment dealers since 1985 and has over 25 years of experience in acquiring and integrating businesses. Mr. Johnson graduated with a B.S. degree from the University of Florida in 1972 and received his MBA from Harvard Business School in 1976.

Raymond Schilling, 47, has served as our Senior Vice President since April 1999 and as Chief Financial Officer, Secretary and Treasurer of Global since its inception in June 1994. From June 1994 to April 1999, Mr. Schilling also served as our Vice President. From 1988 to 1994, Mr. Schilling was Vice President—Finance of the California/Nevada region of McCaw Communications and responsible for all of its finance and administrative functions. From 1980 to 1988, Mr. Schilling worked with Mr. Thomas Johnson at IKON in various accounting and financial reporting functions, including as controller of Alco Office Products, where his responsibilities included acquisitions and evaluation, integration, development and installation of financial systems. From 1986 to 1988, Mr. Schilling also was Vice President of Finance and Administration of San Sierra Business Systems (an Alco Office Products dealer). From 1976 to 1980, Mr. Schilling was employed by Price Waterhouse as a CPA. In total, Mr. Schilling has been involved in the acquisition of over 57 businesses and has over 18 years of experience in acquiring and integrating businesses. Mr. Schilling graduated with a B.A. in Economics and Accounting from Muhlenberg College in 1976.

Alfred N. Vieira, 54, has served as our Vice President—Operations/Service since October 2000. From March 1997 to October 2000, Mr. Vieira served as Vice President—Service of Global. From May 1996 to March 1997, Mr. Vieira served as Vice President and General Manager of Felco Office Systems, Inc.’s four branch locations in South Texas. From 1979 to May 1996, Mr. Vieira was employed by Global Services, Inc., and served as its Vice President of Operations from May 1988 to May 1996. Mr. Vieira studied electrical engineering at City University of New York.

Todd S. Johnson, 35, has served as our Vice President—Acquisitions since April 1999 and has been employed by Global since July 1994 in various roles, including as Acquisition Team Manager. From 1993 to 1994, Mr. Johnson was employed as an office technology industry consultant. From 1989 to 1993, Mr. Johnson was an officer in the United States Marine Corps. Mr. Johnson graduated from Pennsylvania State University with a B.S. in Business Management in 1989. Todd S. Johnson is the son of Thomas S. Johnson.

Cecil McClary, 59, has served as our Vice President—Human Resources since April 2002 and has been employed by Global since February 2002. For 23 years Mr. McClary was employed with Georgia Pacific’s Unisource Division in increasingly more responsible human resource positions, including as Vice President. While at Unisource, Mr. McClary was responsible for the design, development and implementation of numerous human resources programs in compensation and employee relations and was instrumental in the evaluation and assimilation of numerous acquisitions. Prior to Unisource, Mr. McClary was the Compensation Manager with Walt Disney for 10 years.

Item 2.    Properties

None of the physical properties we use are material to our business.

Item 3.    Legal Proceedings

Currently, Global is not involved in any material legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Global’s stockholders during the three months ended March 31, 2002.

PART II

Item 5.    Market for Registrant’s Common Stock and Related Stockholder Matters

The information required by this item is set forth in the “quarterly financial data” section appearing in our 2002 Annual Report to Stockholders and is incorporated herein by reference. Portions of our 2002 Annual Report to Stockholders that are incorporated into this Form 10-K are filed as Exhibit 13.1 to this form 10-K.

Item 6.    Selected Financial Data

The presentation of selected financial data as of and for the five years ended March 31, 2002 is included in the “selected financial data” section appearing in our 2002 Annual Report to Stockholders and is incorporated by reference into this Form 10-K.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is set forth in the “management’s discussion and analysis” section appearing in our 2002 Annual Report to Stockholders, and is incorporated by reference into this Form 10-K.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is set forth in the “management’s discussion and analysis” section appearing in our 2002 Annual Report to Stockholders, and is incorporated by reference into this Form 10-K.

Item 8.    Financial Statements and Supplementary Data

The financial statements and supplementary financial information required by this item are set forth in our 2002 Annual Report to Stockholders and are incorporated by reference into this Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

For information with respect to our executive officers, see “Executive Officers of Global” at the end of Part I, Item 1 of this Form 10-K. For information with respect to our directors, see “Election of Directors” in the proxy statement for the 2002 annual meeting of stockholders to be held in August 2002, which is incorporated by reference into this Form 10-K. Information required by Item 405 of Regulation S-K is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for the 2002 annual meeting of stockholders to be held in August 2002 and is incorporated by reference into this Form 10-K.

Item 11.    Executive Compensation

Information with respect to executive compensation is incorporated by reference into this Form 10-K to the information under the captions “Compensation of Directors” and “Executive Compensation” in our proxy statement for the 2002 annual meeting of stockholders to be held in August 2002.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership of certain beneficial owners and our management is incorporated by reference into this Form 10-K to the information under the caption “Voting Securities and Principal Holders Thereof” in our proxy statement for the 2002 annual meeting of stockholders to be held in August 2002. Information with respect to our equity compensation plans is included under the caption “Equity Compensation Plan Information” in our proxy statement for the 2002 annual meeting of stockholders to be held in August 2002 and is incorporated by reference into this Form 10-K.

Item 13.    Certain Relationships and Related Transactions

Information with respect to certain relationships and transactions is incorporated by reference into this Form 10-K to the information under the caption “Certain Relationships and Transactions” in our proxy statement for the 2002 annual meeting of stockholders to be held in August 2002.

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1. Financial Statements

The consolidated financial statements as of March 31, 2002 and 2001 and for each of the three years in the period ended March 31, 2002, together with the report thereon of Ernst & Young LLP dated May 10, 2002, appearing in our 2002 Annual Report to Stockholders are incorporated by reference into Part II, Item 8 of this Form 10-K. With the exception of the aforementioned information and the information incorporated by reference in Part II, Items 5, 6, 7 and 8 of this Form 10-K, our 2002 Annual Report to Stockholders is not to be deemed filed as part of this report.

Consolidated balance sheets as of March 31, 2002 and 2001

Consolidated statements of operations for the years ended March 31, 2002, 2001 and 2000

Consolidated statements of cash flows for the years ended March 31, 2002, 2001 and 2000

Consolidated statements of stockholders’ equity for the years ended March 31, 2002, 2001 and 2000

Notes to consolidated financial statements

Report of Independent Auditors

(a)	2. Financial Statement Schedules Required by Items 8 and 14(d)

Included in this annual report is the following additional financial data, which should be read in conjunction with the consolidated financial statements in Global’s 2002 Annual Report to Stockholders:

Report of Independent Auditors

Schedule II—Valuation and Qualifying Accounts for each of the three years in the period ended March 31, 2002

Supplemental schedules not included with the additional financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)	3. Exhibits

The Exhibit Index filed herewith is incorporated herein by reference.

(b)	Reports on Form 8-K

On February 28, 2002, the Company filed with the SEC a current report on Form 8-K dated February 25, 2002 to file the following exhibits:

•
Underwriting Agreement dated February 25, 2002 among Global Imaging Systems, Inc. (the “Company”), Raymond James & Associates, Inc., UBS Warburg LLC, Robert W. Baird & Co., Inc., the additional underwriters named therein, and certain stockholders of the Company

•	Opinion of Hogan & Hartson L.L.P.

•	Consent of Hogan & Hartson L.L.P.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Global Imaging Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL IMAGING SYSTEMS, INC.

By:	/s/ THOMAS S. JOHNSON
Thomas S. Johnson President and Chief Executive Officer

Date: June 27, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of June 27, 2002.

Name	Title

/s/ THOMAS S. JOHNSON Thomas S. Johnson	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ RAYMOND SCHILLING Raymond Schilling	Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

/s/ CARL D. THOMA Carl D. Thoma	Chairman of the Board

/s/ BRUCE D. GORCHOW Bruce D. Gorchow	Director

/s/ MARK A. HARRIS Mark A. Harris	Director

/s/ MARK M. LLOYD Mark M. Lloyd	Director

/s/ R. ERIC MCCARTHEY R. Eric McCarthey	Director

/s/ EDWARD N. PATRONE Edward N. Patrone	Director

REPORT OF INDEPENDENT AUDITORS

Board of Directors
Global Imaging Systems, Inc.

We have audited the consolidated financial statements of Global Imaging Systems, Inc. as of March 31, 2002 and 2001, and for each of the three years in the period ended March 31, 2002, and have issued our report thereon dated May 10, 2002. Our audits also included the financial statement schedule listed in Item 14(a) of this Annual Report (Form 10-K). This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Tampa, Florida
May 10, 2002

GLOBAL IMAGING SYSTEMS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Reserve for returns and allowances and bad debts:

		Additions
	Balance at the Beginning of the period	Charged to Costs and Expenses	Charged to Other Accounts(1)	Deductions(2)	Balance at the End of the period
Year Ended:
March 31, 2000	$1,353,232	$ 532,677	$ 585,529	$ 407,253	$2,064,185
March 31, 2001	2,064,185	972,752	216,968	1,104,271	2,149,634
March 31, 2002	2,149,634	1,487,023	32,981	1,293,760	2,375,878

Reserve for excess and slow-moving inventory:

		Additions
	Balance at the Beginning of the period	Charged to Costs and Expenses	Charged to Other Accounts(1)	Deductions(3)	Balance at the End of the period
Year Ended:
March 31, 2000	$2,210,755	$ 531,675	$1,648,151	$1,591,705	$2,798,876
March 31, 2001	2,798,876	1,209,059	493,683	1,089,736	3,411,882
March 31, 2002	3,411,882	1,290,012	206,430	1,163,361	3,744,963

(1)	These amounts primarily represent reserve balances acquired in connection with business combinations.
(2)	Represents accounts written off during the year net of recoveries.
(3)	Represents the write-down of inventory to the lower of cost or market.

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Global Imaging Systems, Inc. (1)

3.2	Amended and Restated Bylaws of Global Imaging Systems, Inc. (1)

4.1	Specimen common stock certificate. (1)

4.2	Indenture dated as of March 8, 1999 between Global, the subsidiary guarantors and United States Trust Company of New York, as Trustee, relating to the 10 3/4% Senior Subordinated Notes Due 2007. (2)

4.3	Schedule of Supplemental Indentures adding additional subsidiary guarantors. (Form of Supplemental Indenture is included in Indenture filed as Exhibit 4.2). (3)

4.4	Form of Exchange Note. (2)

4.5
Credit Agreement, dated as of June 23, 1999, by and among Global and certain of its subsidiaries, as Borrowers, the Lenders referred to therein, First Union National Bank, as Administrative Agent, Key Corporate Capital Inc., as Syndication Agent, and ScotiaBanc, Inc., as Documentation Agent. (3)

4.5a	First Amendment and Waiver to Credit Agreement, dated as of February 14, 2000. (11)

4.5b	Second Amendment and Waiver to Credit Agreement, dated as of March 30, 2000. (11)

4.5c	Third Amendment and Waiver to Credit Agreement, dated as of May 10, 2001. (12)

4.5d	Fourth Amendment and Waiver to Credit Agreement, dated as of September 28, 2001. (13)

10.1	Registration Agreement, dated as of June 9, 1994, as amended, by and among Global and the stockholders identified therein. (4)

10.2
Termination Agreement, dated as of May 27, 1998, by and among Global; Golder, Thoma, Cressey, Rauner Fund IV L.P. (“FUND IV”); Golder, Thoma, Cressey, Rauner, Inc.; and the stockholders identified therein. (5)

10.3	Senior Executive Agreement, dated as of April 1, 1999, by and between Global and Thomas S. Johnson. (6)*

10.4	Senior Executive Agreement, dated as of April 1, 2000, by and between Global and Raymond Schilling. (10)*

10.5	Senior Executive Agreement, dated as of April 1, 2002, by and between Global and Thomas S. Johnson. +*

10.6	Senior Executive Agreement, dated as of April 1, 2002, by and between Global and Raymond Schilling. +*

10.7	Senior Executive Agreement, dated as of April 1, 2000, by and between Global and Alfred N. Vieira. (10)*

10.8	Senior Executive Agreement, dated as of April 1, 2000, by and between Global and Todd S. Johnson. (10)*

10.9	Amended and Restated 1998 Stock Option and Incentive Plan. +*

10.9a	Form of Incentive Stock Option Agreement. (5)*

10.9b	Form of Non-Qualified Stock Option Agreement. (5)*

10.9c	Form of Director’s Stock Option Agreement. (5)*

10.9d	Director Non-Incentive Stock Option Agreement. (7)*

10.10a	Amended and Restated 2001 Stock Option Plan. +

10.10b	Form of Non-Incentive Stock Option Agreement. (14)

Exhibit No.	Description
10.11	Form of Supply Agreement between Global and Konica. (8)**

10.12	Equity Subscription Agreement, dated as of March 27, 1998, by and among Global, FUND IV, JNL and Thomas S. Johnson. (5)

10.13	Form of Indemnification Agreement between Global and its directors and executive officers. (1)*

10.14
Registration Rights Agreement, dated March 8, 1999, by and among Global, the subsidiary guarantors, First Union Capital Markets Corp., Prudential Securities Incorporated, Raymond James & Associates, Inc. and Scotia Capital Markets (USA) Inc. (2)

10.15	Merger Agreement, dated June 24, 1999, by and among Global, Lewan Acquisition, Inc., Lewan & Associates, Inc. and the shareholders of Lewan & Associates, Inc. (9)

13.1	Incorporated portions of Annual Report to Stockholders for the Year Ended March 31, 2002.+

21.1	Subsidiaries of Global.+

23.1	Consent of Ernst & Young LLP.+

(1)	Incorporated by reference to Global’s Registration Statement on Form S-1, No. 333-48103, as filed with the SEC on May 8, 1998.

(2)	Incorporated by reference to Global’s Registration Statement on Form S-4, No. 333-78093, as filed with the SEC on May 7, 1999.

(3)	Incorporated by reference to Global’s Registration Statement on Form S-4, No. 333-78093, as filed with the SEC on July 27, 1999.

(4)	Incorporated by reference to Global’s Registration Statement on Form S-1, No. 333-48103, as filed with the SEC on March 17, 1998

(5)	Incorporated by reference to Global’s Registration Statement on Form S-1, No. 333-48103, as filed with the SEC on June 11, 1998.

(6)	Incorporated by reference to Global’s Quarterly Report on Form 10-Q filed with the SEC on February 14, 2000.

(7)	Incorporated by reference to Global’s Registration Statement on Form S-8, No. 333-80801, as filed with the SEC on June 16, 1999.

(8)	Incorporated by reference to Global’s Registration Statement on Form S-1, No. 333-48103, as filed with the SEC on March 27, 1998.

(9)	Incorporated by reference to Global’s Current Report on Form 8-K filed with the SEC on July 6, 1999.

(10)	Incorporated by reference to Global’s Annual Report on Form 10-K filed with the SEC on June 26, 2000.

(11)	Incorporated by reference to Global’s Annual Report on Form 10-K filed with the SEC on June 29, 2001.

(12)	Incorporated by reference to Global’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2001.

(13)	Incorporated by reference to Global’s Quarterly Report on Form 10-Q filed with the SEC on January 30, 2002.

(14)	Incorporated by reference to Global’s Registration Statement on Form S-8, No. 333-74786, as filed with the SEC on December 7, 2001.

+	Filed herewith.
*	Management contract or compensatory plan, contract or arrangement.
**	Confidential treatment has been granted for portions of this exhibit.