Form 10-K/A
period 2002-03-31
GLOBAL IMAGING SYSTEMS INC
filed 2002-06-28
CIK 1050167

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Global Imaging Systems, Inc.
(Registrant)

June 28, 2002	/s/ Raymond Schilling
Date	Raymond Schilling
Chief Financial Officer, Secretary, and
Treasurer, (Duly Authorized Officer and
Principal Financial and Accounting Officer

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