Form 10-Q
period 2002-06-30
GLOBAL IMAGING SYSTEMS INC
filed 2002-08-09
CIK 1050167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO

Commission File Number: 000-24373

GLOBAL IMAGING SYSTEMS, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	59-3247752 (I.R.S. EMPLOYER IDENTIFICATION NO.)

3820 Northdale Boulevard, Suite 200A Tampa, Florida (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	33624 (ZIP CODE)

REGISTRANT’S TELEPONE NUMBER, INCLUDING AREA CODE: 813-960-5508

_____________________________________________________________________
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
Yes ☒ No ☐

The registrant had 21,169,147 shares of common stock, $.01 par value, outstanding as of August 7, 2002.

SIGNATURE	17

EXHIBIT INDEX	18

PART I – FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements

GLOBAL IMAGING SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	June 30, 2002	March 31, 2002

	(Unaudited)
ASSETS
Current assets:
Accounts receivable, net of allowance for doubtful accounts ($2,590 and $2,376 at June 30, 2002 and March 31, 2002, respectively)	$72,977	$70,763
Inventories	73,259	64,204
Deferred income taxes	4,521	4,495
Prepaid expenses and other current assets	4,169	4,214

Total current assets	154,926	143,676
Rental equipment, net	13,492	13,885
Property and equipment, net	12,209	12,377
Other assets	1,038	1,074
Related party notes receivable	400	400
Intangible assets, net:
Goodwill	298,456	296,779
Noncompete agreements	449	572
Financing fees	4,224	4,397

Total assets	$485,194	$473,160

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,858	$21,984
Accrued liabilities	8,042	7,798
Accrued compensation and benefits	10,223	12,766
Accrued interest	5,334	1,790
Current maturities of long-term debt	1,053	873
Deferred revenue	21,648	21,400
Income taxes payable	5,211	2,975

Total current liabilities	80,369	69,586
Deferred income taxes	7,380	6,348
Long-term debt, less current maturities	198,940	207,049

Total liabilities	286,689	282,983
Stockholders’ equity:
Preferred stock, $.01 par value: 10,000,000 shares authorized: No shares issued	—	—
Common stock, $.01 par value: 50,000,000 shares authorized: 22,137,012 and 22,051,668 shares issued and 20,973,092 and 20,876,029 shares outstanding at June 30, 2002 and March 31, 2002, respectively	221	221
Common stock held in treasury, at cost	(10,248)	(10,352)
Additional paid-in capital	133,033	131,468
Retained earnings	77,383	69,695
Unearned compensation	(1,104)	—
Accumulated other comprehensive loss	(780)	(855)

Total stockholders’ equity	198,940	190,177

Total liabilities and stockholders’ equity	$485,194	$473,160

See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended June 30,

	2002	2001

Revenues:
Equipment and supplies sales	$113,563	$116,563
Service and rentals	40,099	38,886

Total revenues	153,662	155,449
Costs and operating expenses:
Cost of equipment and supplies sales	74,085	78,205
Service and rental costs	19,914	20,714
Selling, general and administrative expenses	41,650	39,847
Intangible asset amortization	194	264

Total costs and operating expenses	135,843	139,030

Income from operations	17,819	16,419
Interest expense	4,985	6,666

Income before income taxes	12,834	9,753
Income taxes	5,146	3,950

Net income	$7,688	$5,803

Net income per common share:
Basic	$.37	$.32

Diluted	$.36	$.32

Weighted average number of shares outstanding:
Basic	20,892	18,049
Diluted	21,511	18,163

See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(IN THOUSANDS)

	Three Months Ended June 30,

	2002	2001

OPERATING ACTIVITIES:
Net income	$7,688	$5,803
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,380	3,180
Amortization	493	512
Deferred income taxes	1,006	756
Unearned compensation	71	—
Changes in operating assets and liabilities, net of amounts acquired in purchase business combinations:
Accounts receivable	(1,994)	3,550
Inventories	(8,881)	(8,039)
Prepaid expenses and other current assets	59	(83)
Other assets	41	9
Accounts payable	6,740	3,082
Accrued liabilities, compensation and benefits and interest	1,248	(3,289)
Deferred revenue	7	(793)
Income taxes payable	2,168	2,550

Net cash provided by operating activities	12,026	7,238
INVESTING ACTIVITIES:
Purchase of property, equipment and rental equipment	(2,797)	(5,392)
Payment for purchase of businesses, net of cash acquired	(1,668)	(584)

Net cash used in investing activities	(4,465)	(5,976)
FINANCING ACTIVITIES:
Net (payments) borrowings on revolving line of credit	(7,929)	458
Net (payments) on other long-term debt	-	(1,125)
Financing fees	(127)	(595)
Common stock issued for cash	265	—
Treasury shares reissued	230	—

Net cash used in financing activities	(7,561)	(1,262)

Net decrease in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—

Cash and cash equivalents, end of period	$—	$—

Supplemental disclosure of non-cash financing activities: Issuance of restricted stock	$1,175	$—

See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
(IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

	Common Stock

	Number of Shares	Par Value	Held in Treasury, at cost	Additional Paid-in Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Loss	Total

Balances at March 31, 2002	20,876,029	$221	$(10,352)	$131,468	$69,695	—	$(855)	$190,177

Comprehensive income:
Net income					7,688			7,688
Unrealized gain on derivative instruments							75	75

Total comprehensive income								7,763

Stock options exercised	22,844	—		253				253
Treasury stock issued in conjunction with acquisitions	11,719	—	104	126				230
Common stock issued under restricted stock plan	62,500	—		1,175		$(1,175)		—
Amortization of unearned compensation						71		71
Cost of public equity offering				11				11

Balances at June 30, 2002	20,973,092	$221	$(10,248)	$133,033	$77,383	$(1,104)	$(780)	$198,505

See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 1. BASIS OF PRESENTATION

            The accompanying consolidated balance sheet as of June 30, 2002, consolidated statements of operations for the three months ended June 30, 2002 and 2001, consolidated statements of cash flows for the three months ended June 30, 2002 and 2001, and the consolidated statement of stockholders’ equity for the three months ended June 30, 2002 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Global Imaging Systems, Inc.’s (together with its subsidiaries, “Global” or the “Company”) Annual Report for the year ended March 31, 2002. Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2. EARNINGS PER SHARE

            Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise of stock options or the conversion of securities into common stock.

            The following table reconciles the numerators and denominators of the basic and diluted EPS computations (shares in thousands):

	For Three Months Ended June 30,

	2002	2001

Numerator:
Numerator for basic and diluted earnings per share	$7,688	$5,803

Denominator:
Denominator for basic earnings per share	20,892	18,049
Effect of dilutive securities:
Employee stock options	619	114

Denominator for diluted earnings per share	21,511	18,163

NOTE 3. ACQUISITIONS

            During the three months ended June 30, 2002 the Company acquired two businesses that provide office-imaging solutions. Aggregate consideration, net of cash acquired, for these acquisitions was approximately $1,623 consisting of cash, the Company’s common stock of 11,719 shares and acquisition related expenses. The Company, in connection with these acquisitions, assumed liabilities totaling approximately $469. Goodwill of approximately $1,632 was recorded related to these acquisitions. These acquisitions were accounted for by the purchase method of accounting and accordingly are included in the results of operations from the date of acquisition.

            The unaudited pro forma results presented below include the effects of the Company’s acquisitions for fiscal years 2003 and 2002 as if they had been consummated as of April 1, 2001. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated at the beginning of the year prior to acquisition.

	Unaudited Pro forma Three Months ended June 30,

	2002	2001

Revenues	$153,792	$157,867
Net income	$7,655	$5,881

Net income per common share:
Basic	$.37	$.32
Diluted	$.36	$.32

NOTE 4. STOCK OPTION PLANS

            In 1998, the Board of Directors adopted a stock option plan, as amended, under which 2,520,000 shares of the Company’s common stock may be sold pursuant to stock options granted or sold as restricted stock to directors, officers, employees and consultants to the Company. As of June 30, 2002, options to purchase 1,986,957 shares of the Company’s common stock were outstanding under the stock option plan. During the three months ended June 30, 2002, options to purchase an aggregate of 648,000 shares were granted under the 1998 stock option plan with exercise prices ranging from $17.88 to $18.80 per share. During the three months ended June 30, 2002, 62,500 restricted shares were sold at $.01 per share.

            On January 25, 2001, the Board of Directors adopted the Global Imaging Systems, Inc. 2001 Stock Option Plan under which Global may grant options to purchase up to 300,000 shares of Global’s common stock to employees of and service providers to Global, except for executive officers and directors. Stock options granted under the 2001 stock option plan have the same terms as those granted under the 1998 plan. As of June 30, 2002, options to purchase 276,200 shares were outstanding under the 2001 stock option plan. During the three months ended June 30, 2002, no options were granted under the 2001 stock option plan.

            In addition to options outstanding under Global’s stock option plans, 10,000 shares of Global’s common stock are issuable upon the exercise of an option granted outside Global’s stock option plans. This option is exercisable at a price of $12.00 per share.

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

            The Company has entered into interest rate swap agreements that effectively convert a portion of its floating-rate debt to a fixed-rate basis until September 2002, thus reducing the impact of interest-rate changes on future interest expense. At June 30, 2002, $52,000 of the Company’s borrowings under the credit agreement has been designated as the hedged items to interest rate swap agreements. Under the swap agreements, the Company received an average variable rate of 2.0% and paid an average fixed rate of 6.6% during the three months ended June 30, 2002. The Company has recognized a gain, net of tax, of approximately $75 for the three months ended June 30, 2002 related to the portion of the hedging instrument included in the assessment of hedge effectiveness, which has been recorded in comprehensive income. Amounts of net gains or losses on derivative instruments expected to be reclassified from comprehensive income to earnings in the next twelve months are not expected to be material.

            The Company has entered into an interest rate cap agreement (cap) in the total notional amount of approximately $22,000, which is not designated as a hedging instrument. The cap is recorded on the balance sheet at fair value, with changes in the fair value of the cap being recorded in the consolidated statement of operations during the period of change. The cap limits the Company’s interest rate risk exposure to 9% for the related notional amount. No payments have been received under the cap, which expires September 2002.

NOTE 6. COMPREHENSIVE INCOME

            The following table presents a reconciliation of comprehensive income, comprised of net income, the cumulative effect of adopting SFAS No. 133 on April 1, 2001 and the unrealized loss on cash flow hedges.

	Three Months Ended June 30, 2002	Three Months Ended June 30, 2001

Net income	$7,688	$5,803
Cumulative effect of adopting SFAS No. 133, net of tax	—	(994)
Unrealized gain (loss) on cash flow hedges, net of tax	75	(126)

Total comprehensive income	$7,763	$4,683

NOTE 7. SUBSEQUENT EVENTS

            On July 25, 2002, the Company completed its acquisition of The Reed Group, the fifteenth core company. Total consideration, net of cash acquired, was $22,800 (net cash of $19,600 and 173,140 shares of common stock valued at $3,200). The Reed Group currently has annual revenues of approximately $39,000 and sells office technology solutions in the Michigan market.

NOTE 8. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

            The Company has issued $100,000 of 10¾% Senior Subordinated Notes that are fully and unconditionally guaranteed on a joint and several basis by all the Company’s existing subsidiaries (the Guarantors), each of which is wholly owned, directly or indirectly, by the Company. The Company is a holding company all of whose operations are conducted by the Guarantors and the Company has no operations or assets separate from its investment in its subsidiaries.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

            The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes included elsewhere in this Report on Form 10-Q and our annual report for the year ended March 31, 2002. The discussion in this section contains forward-looking statements, including statements relating to the pace of our future acquisitions and overall growth, the benefits that will be realized by businesses we have acquired or may acquire, our future product and service offerings, pace of borrowings and rate of internally generated cash flows and time frame for seeking additional financing. These forward-looking statements are based largely on management’s current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to risks, uncertainties and assumptions, which could cause our actual results to differ materially from the results suggested by these forward-looking statements. Some factors that may cause our results to differ materially from these statements are:

•	downturns in general economic and business conditions, either nationally or in our markets, which could reduce our revenue, restrict revenue growth or increase costs.
•	changes in our competitive climate, which could require us to lower prices and therefore would reduce our revenues with no corresponding reduction in cost.
•	fewer than expected acquisition opportunities or difficulty obtaining additional financing on satisfactory terms, which could slow our growth through acquisitions.
•	recognition of unanticipated costs and delays associated with ongoing integration efforts.
•	inability to obtain financing on satisfactory terms due to our substantial indebtedness or fluctuations in our common stock price.
•	increases in borrowing rates and costs which could limit our acquisitions, cause us to reduce our pace of acquisitions or growth, or accelerate the time in which we need to obtain new financing.
•	technological developments that may reduce demand for the products and services we sell or results in us facing increased competition to sell those products and services.
•	economic and other disruptions and uncertainties resulting from the terrorist attacks in New York City and Washington, D.C. on September 11, 2001 and a continuing war on terrorism, including military action, new terrorist attacks, actual or threatened, and related political events.

            Information regarding many of these factors and other factors that may cause our actual results to differ materially from those contained in the forward-looking statements is presented in the “Risk Factors” section of our Annual Report on Form 10-K/A for the year ended March 31, 2002. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

            We are a leading provider of a number of office technology solutions. We sell and service automated office equipment, network integration solutions and electronic presentation systems. We offer solutions incorporating products from Konica, Canon, Ricoh, Sharp, Hewlett-Packard, IBM, Microsoft, InFocus, Sony and other leading companies. We also offer a variety of ongoing contract services, including service, supply, network management, technical support and training. We currently operate from 137 locations in 27 states and the District of Columbia. Since our founding in June 1994, we have acquired 55 businesses, all within the United States, and presently operate 15 core companies and 40 satellite companies. The first acquisition was completed in August 1994. We believe the businesses we have acquired and other businesses we acquire in the future will benefit from our various programs and operating strategies. These benefits include increased operating efficiencies, the support of experienced and professional senior management, expansion of the types of office imaging products and services offered, increased access to capital, and enhanced financial management.

            On July 25, 2002, we completed our acquisition of The Reed Group, our fifteenth core company. Total consideration, net of cash acquired, was $22,800 (net cash of $19,600 and 173,140 shares of common stock valued at $3,200). The Reed Group currently has annual revenues of approximately $39,000 and sells office technology solutions in the Michigan market.

            Our revenues come from two sources: (1) sales of equipment and supplies and (2) sales of complementary services and equipment rentals. The growth of equipment revenues and the complementary supplies, parts and service revenues depends on several factors, including the demand for equipment, our reputation for providing timely and reliable service, and general economic conditions. Revenues generated from the sale of equipment and complementary supplies, parts and services are affected by price, general economic conditions, service reputation, and competitors’ actions in the marketplace. Sales of complementary supplies, parts and services are affected by equipment sales and rental volumes.

            Gross profit as a percentage of revenues varies from period to period depending on a number of variables. Those variables include the mix of revenues from equipment, supplies, service and rentals; the mix of revenues among the markets served by us; and the mix of revenues of the businesses acquired by us. As we acquire businesses, the percentage of our revenues that comes from sales of equipment and supplies, as opposed to service and rentals, fluctuates depending on whether the businesses acquired are automated office equipment dealers or are network integrators or electronic presentation systems dealers. Automated office equipment dealers typically derive a higher percentage of their revenues from service and rentals, and a lower percentage from sales of equipment and supplies, than do network integrators or electronic presentation system dealers. Generally, sales of equipment and supplies have lower gross profit margins than revenues from service and rentals. In addition, equipment sales in the automated office equipment market generally have higher gross profit margins than equipment sales in the network integration or electronic presentation systems markets. To the extent these markets grow faster than the automated office equipment market, over time a larger percentage of our revenues and gross profits may be derived from sales that have lower gross profit margins than our current gross profit margins.

            Cost of goods sold consists primarily of the cost of new equipment, cost of supplies and parts, labor costs to provide services, rental equipment depreciation and other direct operating costs. We depreciate our rental equipment primarily over a three-year period on a straight-line basis.

Critical Accounting Policies and Estimates

            Management’s discussion and analysis of our financial condition and results of operations are based upon Global consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an on-going basis, we evaluate these estimates, including those related to accounts receivable, inventories, vendor incentives, intangible assets and contingencies. Our estimates and judgments are based on currently available information, we believe historical results and other assumptions are reasonable. Actual results could differ materially from these estimates. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

Accounts Receivable

            We maintain allowances for doubtful accounts for estimated losses arising from the inability of our customers to make required payments. Our estimate of losses is based upon prior collection experience, a review of specific customers and their ability to pay, and an overall appraisal of current economic conditions. If the financial condition of our customers were to deteriorate, resulting in a reduced ability to make payments, additional allowances may be required which would reduce net income.

Inventories

            Inventories are valued at the lower of cost (specific identification and/or average cost for equipment and average cost for related parts and supplies) or market value. We write down our inventories for estimated obsolescence equal to the difference between the cost of inventories and the estimated market values based upon an aging analysis of the inventories on hand, specifically known inventory-related risks and assumptions about future demand and market conditions. These write-downs are reflected in our cost of sales. If actual market conditions are less favorable than those projected by management, additional write-downs may be required which could have an adverse effect on our financial results.

Vendor Incentives

            We receive incentives from some of our vendors related to volume rebates, cooperative advertising allowances and other programs or agreements. We record unrestricted volume rebates received as a reduction of inventories and recognize the incentives as a reduction to cost of sales when the related inventories are sold. Cooperative advertising allowances are generally required by the vendor to be used by us exclusively for advertising or other marketing programs. These restricted cooperative advertising allowances are recognized as a reduction to selling, general and administrative expenses as the related marketing expenses are incurred. Amounts received or receivable from vendors that are not yet earned are deferred in the consolidated balance sheet.

            In addition, we receive early payment discounts from certain vendors. We record early payment discounts received as a reduction of inventories and recognize the discount as a reduction to cost of sales when the related inventories are sold.

Intangible Assets

            We examine the carrying value of our excess of cost over fair value of acquired net assets (goodwill) and other intangible assets as current events and circumstances warrant to determine whether there are any impairment losses. For goodwill, we test the recorded amount annually, or more frequently if conditions change, for impairment by comparing the recorded value to estimated fair value. If indicators of impairment were present relating to other intangible assets and future cash flows were not expected to be sufficient to recover the assets’ carrying amount, an impairment loss would be charged to expense in the period identified. No event has been identified that would indicate an impairment of the value of goodwill recorded in the consolidated financial statements.

Contingencies

            We accrue for contingent obligations, including estimated legal costs, when the obligations are probable and the amounts are reasonably estimable. As facts concerning contingencies become known, we reassess our position and make appropriate adjustments to the financial statements. Estimates that are particularly sensitive to future charges include tax, legal and other regulatory matters which are subject to change as events evolve and as additional information becomes available during the administrative and litigation process.

RESULTS OF OPERATIONS

            The following table sets forth selected consolidated financial information as a percentage of total revenues.

	Three Months Ended

	June 30, 2002	June 30, 2001

Revenues:
Equipment and supplies sales	73.9%	75.0%
Service and rentals	26.1	25.0

Total revenues	100.0	100.0
Cost and operating expenses:
Cost of equipment and supplies sales	48.2	50.3
Service and rental costs	13.0	13.3
Selling, general and administrative expenses	27.1	25.6
Intangible asset amortization	.1	.2

Total costs and operating expenses	88.4	89.4

Income from operations	11.6	10.6
Interest expense	3.2	4.3

Income before income taxes	8.4	6.3
Income taxes	3.4	2.6

Net income	5.0%	3.7%

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

  Revenues

            Total revenues for the three months ended June 30, 2002 decreased to $153,662, 1.1% lower than total revenues of $155,449 for the same period in 2001. This was due to declines in network integration solutions and electronic presentation systems revenues partially offset by an increase in automated office equipment revenues and the acquisition of businesses during fiscal years 2003 and 2002.

            Equipment and supplies revenues for the three months ended June 30, 2002 decreased to $113,563, 2.6% lower than equipment and supplies revenues of $116,563 for the same period in 2001.

            Service and rental revenues for the three months ended June 30, 2002 increased to $40,099, 3.1% higher than service and rental revenues of $38,886 for the same period in 2001.

  Gross Profit

            Gross profit of $59,663 for the three months ended June 30, 2002 reflected a 5.5% increase over the same period in 2001. Expressed as a percent of total revenue, gross profit was 38.8% for the three months ended June 30, 2002 compared to 36.4% for the same period in 2001. Automated office equipment dealers typically derive a higher percentage of revenues and gross profit from service and rentals, while network integration solutions and electronic presentation systems dealers derive a higher percentage of revenues and gross profit from sales of equipment and supplies. For our existing businesses, the sales internal growth rate of the automated office equipment dealers was higher than that of the network integration solutions and electronic presentation systems dealers. The combined equipment and supplies gross profit as a percentage of combined equipment and supplies revenues increased to 34.8% for the three months ended June 30, 2002 from 32.9% for the same period one year ago. This was due mostly to automated office equipment revenues being a larger percentage of total equipment revenues.

            As a percentage of combined service and rental revenue, the combined service and rental gross profit margin increased to 50.3% for the three months ended June 30, 2002 from 46.7% for the same period one year ago. This was due to an increase in service revenues and gross profit at both the automated office equipment and electronic presentation systems dealers.

  Selling, General and Administrative Expenses

            Selling, general and administrative, or SG&A, expenses for the three months ended June 30, 2002 increased to $41,650, 4.5% higher than SG&A expenses of $39,847 for the same period in 2001. Automated office equipment dealers typically incur higher SG&A expenses as a percentage of revenue, while network integration solutions and electronic presentation systems dealers incur a lower level of SG&A expenses as a percentage of revenue. These expenses increased principally due to higher payroll wages and commissions, professional fees and insurance. The increase in expense as a percentage of revenues also was the result of acquiring automated office equipment businesses during fiscal years 2003 and 2002.

  Intangible Asset Amortization

            Intangible asset amortization was $194 for the three months ended June 30, 2002. During the same period in 2001, asset amortization was $264. This amortization is for non-compete agreements.

  Income From Operations

            Income from operations for the three months ended June 30, 2002 was $17,819, 8.5% higher than $16,419 from the same period in 2001. This was due to an increase in gross profit as discussed above.

  Interest Expense

            Interest expense for the three months ended June 30, 2002 was $4,985, compared to $6,666 from the same period in 2001. The decrease in interest expense was due to a lower average level of borrowings and lower interest rates. Interest expense includes the amortization of financing fees incurred in connection with our current credit facility, the senior subordinated notes and ineffective hedging activities.

  Income Taxes

            The provision for income taxes for the three months ended June 30, 2002 was $5,146, 30.3% higher than $3,950 from the same period in 2001. The increase in income taxes was primarily due to higher pre-tax income in 2002, offset by the reduction in the effective income tax rate. The effective income tax rate was 40.1% for the three months ended June 30, 2002 and 40.5% for the same period in 2001. The effective income tax rate was higher than the federal statutory rate of 35% due to state and local taxes.

LIQUIDITY AND CAPITAL RESOURCES

            Historically, Global has financed its operations primarily through internal cash flow, sales of equity and debt securities and bank financing, including the financing facility described below. These sources of funds have been used to fund our growth both internally and through acquisitions. We are pursuing an acquisition strategy and expect to acquire more businesses. As we continue to acquire more businesses, it is likely we will incur additional debt and seek additional equity capital.

            Under the terms of three of our acquisition agreements, we may be required to make additional payments of up to $19,298 in cash and issue common stock valued at up to $5,000 over the next two years to some of the former owners of the businesses we have acquired based on the profitability of those businesses since we acquired them.

            For the three months ended June 30, 2002 the net cash provided by operations was $12,026 and for the three months ended June 30, 2001 the net cash provided by operations was $7,238. For the three months ended June 30, 2002 and June 30, 2001 Global’s net cash used in investing activities was $4,465 and $5,976, respectively, primarily for property, equipment and rental equipment expenditures in 2002 and 2001 and the purchase of businesses in 2002. For the three months ended June 30, 2002 and the three months ended June 30, 2001, Global’s net cash used in financing activities was $7,561 and $1,262, respectively.

            As of June 30, 2002, we had $118,347 borrowing availability under our senior credit facility. This amount has been reduced by $700 to reflect the aggregate amount of an outstanding standby letter of credit issued under the credit facility to support our obligations incurred in the ordinary course of business. As of June 30, 2002, no amounts had been paid under this letter of credit.

            We believe that cash flows from future operations, together with funds available under our senior credit agreement, will be sufficient to fund our current and foreseeable operational needs and acquisition growth strategy.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Our market risk is primarily limited to fluctuations in interest rates as it pertains to our borrowings under our senior credit agreement and the long-term note that bears a fixed rate. There have been no material changes to the information in the Item 7A disclosure made in Global’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2002.

PART II - OTHER INFORMATION

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS.

            (c) On May 13, 2002 we issued 11,719 shares of our common stock to the stockholders of Modern Business Machines, Inc. (“Modern”) as payment for 10% of the outstanding stock of Modern. The offer and sale of the common stock was made to accredited investors and was exempt from registration under the Securities Act of 1933, as amended, pursuant to Rule 506 thereunder.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits
The Exhibit Index filed herewith is incorporated herein by reference.

(b) Reports on Form 8-K.

We did not file any Current Reports on Form 8-K during the three months ended June 30, 2002.

SIGNATURE

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL IMAGING SYSTEMS, INC.

(Registrant)

August 9, 2002	/s/ Raymond Schilling

Date	Raymond Schilling Chief Financial Officer, Secretary, and Treasurer, (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX
(Pursuant to item 601 of Regulation S-K)

Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws (1)

10.1	Thomas S. Johnson Restricted Stock Agreement dated June 27, 2002.*

10.2	Raymond Schilling Restricted Stock Agreement dated June 27, 2002.*

99.1	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

______________

*	Management or compensatory contract.

(1)	Incorporated by reference to Global’s Registration Statement on Form S-1, No. 333-48103, which was declared effective by the Securities and Exchange Commission on June 17, 1998.