Form 10-Q
period 2002-09-30
GLOBAL IMAGING SYSTEMS INC
filed 2002-11-12
CIK 1050167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 000-24373

GLOBAL IMAGING SYSTEMS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	59-3247752

(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

3820 Northdale Boulevard, Suite 200A Tampa, Florida	33624

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

REGISTRANT’S TELEPONE NUMBER, INCLUDING AREA CODE: 813-960-5508

_____________________________________________________________________________________________
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The registrant had 21,195,197 shares of common stock, $.01 par value, outstanding as of November 6, 2002.

SIGNATURE	21

CERTIFICATIONS	22

EXHIBIT INDEX	26

PART I – FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements

GLOBAL IMAGING SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	September 30, 2002	March 31, 2002

	(Unaudited)

ASSETS

Current assets:
Accounts receivable, net of allowance for doubtful accounts ($2,907 and $2,376 at September 30, 2002 and March 31, 2002, respectively)	$80,554	$70,763
Inventories	87,999	64,204
Deferred income taxes	5,171	4,495
Prepaid expenses and other current assets	3,003	4,214

Total current assets	176,727	143,676
Rental equipment, net	13,501	13,885
Property and equipment, net	12,198	12,377
Other assets	1,164	1,074
Related party notes receivable	615	400
Intangible assets, net:
Goodwill	325,758	296,779
Noncompete agreements	846	572
Financing fees	3,943	4,397

Total assets	$534,752	$473,160

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$41,812	$21,984
Accrued liabilities	9,215	7,798
Accrued compensation and benefits	12,312	12,766
Accrued interest	1,424	1,790
Current maturities of long-term debt	838	873
Deferred revenue	23,841	21,400
Income taxes payable	8,714	2,975

Total current liabilities	98,156	69,586
Deferred income taxes	8,813	6,348
Long-term debt, less current maturities	216,154	207,049

Total liabilities	323,123	282,983
Stockholders’ equity:
Preferred stock, $.01 par value: 10,000,000 shares authorized: No shares issued.	—	—
Common stock, $.01 par value: 50,000,000 shares authorized: 22,172,057 and 22,051,668 shares issued and 21,189,737 and 20,876,029 shares outstanding at September 30, 2002 and March 31, 2002, respectively	222	221
Common stock held in treasury, at cost	(8,638)	(10,352)
Additional paid-in capital	135,198	131,468
Retained earnings	85,879	69,695
Unearned compensation	(1,032)	—
Accumulated other comprehensive loss	—	(855)

Total stockholders’ equity	211,629	190,177

Total liabilities and stockholders’ equity	$534,752	$473,160

See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended September 30,

	2002	2001

Revenues:
Equipment and supplies sales	$130,284	$122,426
Service and rentals	43,126	37,696

Total revenues	173,410	160,122
Costs and operating expenses:
Cost of equipment and supplies sales	87,428	83,002
Service and rental costs	21,704	19,720
Selling, general and administrative expenses	44,982	40,053
Intangible asset amortization	156	248

Total costs and operating expenses	154,270	143,023

Income from operations	19,140	17,099
Interest expense	4,955	6,291

Income before income taxes	14,185	10,808
Income taxes	5,689	4,377

Net income	$8,496	$6,431

Net income per common share:
Basic	$.40	$.36

Diluted	$.39	$.35

Weighted average number of shares outstanding:
Basic	21,123	18,106
Diluted	21,732	18,456

See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Six Months Ended September 30,

	2002	2001

Revenues:
Equipment and supplies sales	$243,847	$238,989
Service and rentals	83,225	76,582

Total revenues	327,072	315,571
Costs and operating expenses:
Cost of equipment and supplies sales	161,513	161,207
Service and rental costs	41,618	40,434
Selling, general and administrative expenses	86,632	79,900
Intangible asset amortization	350	512

Total costs and operating expenses	290,113	282,053

Income from operations	36,959	33,518
Interest expense	9,940	12,957

Income before income taxes	27,019	20,561
Income taxes	10,835	8,327

Net income	$16,184	$12,234

Net income per common share:
Basic	$.77	$.68

Diluted	$.75	$.67

Weighted average number of shares outstanding:
Basic	21,008	18,078
Diluted	21,622	18,310

See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(IN THOUSANDS)

	Six Months Ended September 30,

	2002	2001

OPERATING ACTIVITIES:
Net income	$16,184	$12,234
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,837	6,481
Amortization	962	1,042
Deferred income taxes	1,789	778
Unearned compensation	143	—
Changes in operating assets and liabilities, net of amounts acquired in purchase business combinations:
Accounts receivable	(5,359)	(1,719)
Inventories	(19,762)	(5,792)
Prepaid expenses and other current assets	1,314	(62)
Other assets	182	(32)
Accounts payable	17,813	5,428
Accrued liabilities, compensation and benefits and interest	(528)	(8,218)
Deferred revenue	(568)	(1,770)
Income taxes payable	5,177	6,280

Net cash provided by operating activities	24,184	14,650

INVESTING ACTIVITIES:
Purchase of property, equipment and rental equipment	(5,564)	(8,865)
Payment for purchase of businesses, net of cash acquired	(31,804)	(718)

Net cash used in investing activities	(37,368)	(9,583)

FINANCING ACTIVITIES:
Net borrowings (payments) on revolving line of credit	9,445	(1,955)
Net (payments) on other long-term debt	(375)	(2,563)
Financing fees	(166)	(641)
Common stock issued for cash	675	92
Treasury shares reissued	3,605	—

Net cash provided by (used in) financing activities	13,184	(5,067)

Net increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—

Cash and cash equivalents, end of period	$—	$—

Supplemental disclosure of non-cash financing activities:
Issuance of restricted stock	$1,175	$—

See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
(IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

	Common Stock

	Number of Shares	Par Value	Held in Treasury, at cost	Additional Paid-in Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Loss	Total

Balances at March 31, 2002	20,876,029	$221	$(10,352)	$131,468	$69,695	—	$(855)	$190,177

Comprehensive income:
Net income					16,184			16,184
Gain on expiration of derivative instruments							855	855

Total comprehensive income								17,039

Stock options exercised	57,889	1		674				675
Treasury stock issued in conjunction with acquisitions	193,319	—	1,714	1,891				3,605
Common stock issued under restricted stock plan	62,500	—		1,175		$(1,175)		—
Amortization of unearned compensation						143		143
Cost of public equity offering				(10)				(10)

Balances at September 30, 2002	21,189,737	$222	$(8,638)	$135,198	$85,879	$(1,032)	$—	$211,629

See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 1.   BASIS OF PRESENTATION

         The accompanying consolidated balance sheet as of September 30, 2002, consolidated statements of operations for the three and six months ended September 30, 2002 and 2001, consolidated statements of cash flows for the six months ended September 30, 2002 and 2001, and the consolidated statement of stockholders’ equity for the six months ended September 30, 2002 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Global Imaging Systems, Inc.’s (together with its subsidiaries, “Global” or the “Company”) Annual Report for the year ended March 31, 2002. Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2.   EARNINGS PER SHARE

         Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise of stock options or the conversion of securities into common stock.

         The following table reconciles the numerators and denominators of the basic and diluted EPS computations (shares in thousands):

	For Three Months Ended		For Six Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Numerator:
Numerator for basic and diluted earnings per share	$8,496	$6,431	$16,184	$12,234

Denominator:
Denominator for basic earnings per share	21,123	18,106	21,008	18,078
Effect of dilutive securities:
Employee stock options	609	350	614	232

Denominator for diluted earnings per share	21,732	18,456	21,622	18,310

NOTE 3.   ACQUISITIONS

         During the six months ended September 30, 2002 the Company acquired five businesses that provide office-imaging solutions. Aggregate consideration, net of cash acquired, for these acquisitions was approximately $31,331 consisting of cash, 193,319 shares of the Company’s common stock (valued at $3,605, based on the fair value of the stock) and acquisition related expenses. The Company, in connection with these acquisitions, assumed liabilities totaling approximately $6,721. Goodwill of approximately $28,377 was recorded related to these acquisitions. These acquisitions were accounted for by the purchase method of accounting and accordingly are included in the results of operations from the date of acquisition.

         During the six months ended September 30, 2002, the Company paid $500 in cash to the former owners of Lewan & Associates, Inc., one of its acquired businesses, to terminate and satisfy in full a $20,000 contingent payment (earnout) liability.

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

	Unaudited Pro forma Six Months ended September 30,
	2002	2001

Revenues	$340,249	$347,291
Net income	$15,968	$13,043

Net income per common share:
Basic	$.76	$.71
Diluted	$.73	$.70

NOTE 4.   STOCK OPTION PLANS

         In 1998, the Board of Directors adopted a stock option plan under which, as amended, 2,520,000 shares of the Company’s common stock may be sold pursuant to stock options granted or sold as restricted stock to directors, officers, employees and consultants to the Company. As of September 30, 2002, options to purchase 1,984,602 shares of the Company’s common stock were outstanding under the stock option plan. During the six months ended September 30, 2002, options to purchase an aggregate of 678,000 shares were granted under the 1998 stock option plan with exercise prices ranging from $17.88 to $20.00 per share. During the six months ended September 30, 2002, 62,500 restricted shares were granted for a purchase price of $.01 per share.

         On January 25, 2001, the Board of Directors adopted the Global Imaging Systems, Inc. 2001 Stock Option Plan under which Global may grant options to purchase up to 300,000 shares of Global’s common stock to employees of and service providers to Global, except for executive officers and directors. Stock options granted under the 2001 stock option plan have the same terms as those granted under the 1998 plan. As of September 30, 2002, options to purchase 267,640 shares were outstanding under the 2001 stock option plan. During the six months ended September 30, 2002, no options were granted under the 2001 stock option plan.

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

         The Company had entered into interest rate swap agreements that effectively converted a portion of its floating-rate debt to a fixed-rate basis until September 2002, thus reducing the impact of interest-rate changes on past interest expense. During the quarter ended September 30, 2002, those interest rate swap agreements expired. There are no other interest rate swap agreements outstanding as of September 30, 2002. Under those swap agreements, the Company received an average variable rate of 2.0% and paid an average fixed rate of 6.6% during the six months ended September 30, 2002. The Company has recognized a gain, net of tax, of approximately $855 for the six months ended September 30, 2002 related to the portion of the hedging instrument included in the assessment of hedge effectiveness, which has been recorded in comprehensive income.

         The Company had entered into an interest rate cap agreement (cap) in the total notional amount of approximately $22,000, which was not designated as a hedging instrument. The cap expired in September 2002 and no payments were received under the cap. The cap limited the Company’s interest rate risk exposure to 9% for the related notional amount.

          The Company recently entered into a three-year swap agreement that will become effective November 12, 2002. This agreement will effectively convert $20,000 of our variable rate debt to fixed rate debt and reduce our exposure to changes in interest rates.

NOTE 6.   COMPREHENSIVE INCOME

         The following table presents a reconciliation of comprehensive income, comprised of net income, the cumulative effect of adopting SFAS No. 133 on April 1, 2001 and the unrealized gain (loss) on cash flow hedges.

	Three Months Ended		Six Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Net income	$8,496	$6,431	$16,184	$12,234
Cumulative effect of adopting SFAS No. 133, net of tax	—	—	—	(994)
Unrealized gain (loss) on cash flow hedges, net of tax	780	(225)	855	(351)

Total comprehensive income	$9,276	$6,206	$17,039	$10,889

NOTE 7.   RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), as liabilities for these costs are now recognized when incurred rather than at the date an entity commits to an exit plan. The provisions of SFAS 146 are effective, on a prospective basis, for exit or disposal activities initiated by the Company after December 31, 2002. The Company does not expect the adoption of this standard to have a material impact on its financial statements.

NOTE 8.   SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

         The Company has issued $100,000 of 10.75% Senior Subordinated Notes that are fully and unconditionally guaranteed on a joint and several basis by all the Company’s existing subsidiaries (the Guarantors), each of which is wholly owned, directly or indirectly, by the Company. The Company is a holding company all of whose operations are conducted by the Guarantors and the Company has no operations or assets separate from its investment in its subsidiaries.

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

         The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes included elsewhere in this Report on Form 10-Q and our annual report for the year ended March 31, 2002. The discussion in this section contains forward-looking statements, including statements relating to the pace of our future acquisitions and overall growth, the benefits that will be realized by businesses we have acquired or may acquire, our future product and service offerings, pace of borrowings and rate of internally generated cash flows and time frame for seeking additional financing. These forward-looking statements are based largely on management’s current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to risks, uncertainties and assumptions, which could cause our actual results to differ materially from the results suggested by these forward-looking statements. Some factors that may cause our results to differ materially from these statements are:

•	downturns in general economic and business conditions, either nationally or in our markets, which could reduce our revenue, restrict revenue growth or increase costs.

•	changes in our competitive climate, which could require us to lower prices and therefore would reduce our revenues with no corresponding reduction in cost.

•	fewer than expected acquisition opportunities or difficulty obtaining additional financing on satisfactory terms, which could slow our growth through acquisitions.

•	recognition of unanticipated costs and delays associated with ongoing integration efforts.

•	inability to obtain financing on satisfactory terms due to our substantial indebtedness or fluctuations in our common stock price.

•	increases in borrowing rates and costs which could limit our acquisitions, cause us to reduce our pace of acquisitions or growth, or accelerate the time in which we need to obtain new financing.

•	technological developments that may reduce demand for the products and services we sell or results in us facing increased competition to sell those products and services.

•	economic and other disruptions and uncertainties resulting from a continuing war on terrorism, including military action, new terrorist attacks, actual or threatened, and related political events.

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

Overview

         We are a leading provider of a number of office technology solutions. We sell and service automated office equipment, network integration solutions and electronic presentation systems. We offer solutions incorporating products from Konica, Canon, Ricoh, Sharp, Hewlett-Packard, IBM, Microsoft, InFocus, Sony and other leading companies. We also offer a variety of ongoing contract services, including service, supply, network management, technical support and training. We currently operate from 140 locations in 27 states and the District of Columbia. Since our founding in June 1994, we have acquired 57 businesses, all within the United States, and presently operate 15 core companies and 42 satellite companies. The first acquisition was completed in August 1994. We believe the businesses we have acquired and other businesses we acquire in the future will benefit from our various programs and operating strategies. These benefits include increased operating efficiencies, the support of experienced and professional senior management, expansion of the types of office imaging products and services offered, increased access to capital, and enhanced financial management.

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

         Gross profit as a percentage of revenues varies from period to period depending on a number of variables. Those variables include the mix of revenues from equipment, supplies, service and rentals; the mix of revenues among the markets served by us; and the mix of revenues of the businesses acquired by us. As we acquire businesses, the percentage of our revenues that comes from sales of equipment and supplies, as opposed to service and rentals, fluctuates depending on whether the businesses acquired are automated office equipment dealers or are network integrators or electronic presentation systems dealers. Automated office equipment dealers typically derive a higher percentage of their revenues from service and rentals, and a lower percentage from sales of equipment and supplies, than do network integrators or electronic presentation system dealers. Generally, sales of equipment and supplies have lower gross profit margins than revenues from service and rentals. In addition, equipment sales in the automated office equipment market generally have higher gross profit margins than equipment sales in the network integration or electronic presentation systems markets. While the focus of our acquisition strategy is to acquire businesses in the automated office equipment market, to the extent the network integration and electronic presentation markets grow faster than the automated office equipment market, over time a larger percentage of our revenues and gross profits may be derived from sales that have lower gross profit margins than our current gross profit margins.

         Cost of goods sold consists primarily of the cost of new equipment, cost of supplies and parts, labor costs to provide services, rental equipment depreciation and other direct operating costs. We depreciate our rental equipment primarily over a three-year period on a straight-line basis.

Critical Accounting Policies and Estimates

         Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an on-going basis, we evaluate these estimates, including those related to accounts receivable, inventories, vendor incentives, intangible assets and contingencies. Our estimates and judgments are based on currently available information, historical results and other assumptions we believe are reasonable. Actual results could differ materially from these estimates. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

RESULTS OF OPERATIONS

         The following table sets forth selected consolidated financial information as a percentage of total revenues.

	Three Months Ended		Six Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Revenues:
Equipment and supplies sales	75.1%	76.5%	74.6%	75.7%
Service and rentals	24.9	23.5	25.4	24.3

Total revenues	100.0	100.0	100.0	100.0
Cost and operating expenses:
Cost of equipment and supplies sales	50.4	51.8	49.4	51.1
Service and rental costs	12.5	12.3	12.7	12.8
Selling, general and administrative expenses	26.0	25.0	26.5	25.3
Intangible asset amortization	.1	.2	.1	.2

Total costs and operating expenses	89.0	89.3	88.7	89.4

Income from operations	11.0	10.7	11.3	10.6
Interest expense	2.8	3.9	3.0	4.1

Income before income taxes	8.2	6.8	8.3	6.5
Income taxes	3.3	2.8	3.4	2.6

Net income	4.9%	4.0%	4.9%	3.9%

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

Revenues

         Total revenues for the three months ended September 30, 2002 increased to $173,410, 8.3% higher than total revenues of $160,122 for the same period in 2001. This was due to an increase in automated office equipment and electronic presentation systems revenues and the acquisition of businesses during fiscal years 2003 and 2002, partially offset by a decline in network integration solutions revenues.

         Equipment and supplies revenues for the three months ended September 30, 2002 increased to $130,284, 6.4% higher than equipment and supplies revenues of $122,426 for the same period in 2001. In fiscal years 2003 and 2002, we acquired businesses that added proportionately more equipment and supplies revenues than we had in our existing businesses. In addition, the increase was partially due to revenue growth of automated office equipment and electronic presentation systems equipment and supplies revenues, offset by a decline in network integration solutions equipment and supplies revenues.

         Service and rental revenues for the three months ended September 30, 2002 increased to $43,126, 14.4% higher than service and rental revenues of $37,696 for the same period in 2001. In fiscal years 2003 and 2002, we acquired businesses that added proportionately more service and rental revenues than we had in our existing businesses. In addition, the increase was partially due to revenue growth of automated office equipment and electronic presentation systems service and rental revenues, partially offset by a decline in network integration solutions service and rental revenues.

Gross Profit

         Gross profit of $64,278 for the three months ended September 30, 2002 reflected a 12.0% increase over the same period in 2001. Expressed as a percent of total revenue, gross profit was 37.1% for the three months ended September 30, 2002 compared to 35.9% for the same period in 2001. Automated office equipment dealers typically derive a higher percentage of revenues and gross profit from service and rentals, while network integration solutions and electronic presentation systems dealers derive a higher percentage of revenues and gross profit from sales of equipment and supplies. For our existing businesses, the sales internal growth rate of the automated office equipment dealers was higher than that of the network integration solutions and electronic presentation systems dealers. The combined equipment and supplies gross profit as a percentage of combined equipment and supplies revenues increased to 32.9% for the three months ended September 30, 2002 from 32.2% for the same period one year ago. This was due mostly to automated office equipment revenues being a larger percentage of total equipment revenues.

         As a percentage of combined service and rental revenue, the combined service and rental gross profit margin increased to 49.7% for the three months ended September 30, 2002 from 47.7% for the same period one year ago. This was due to an increase in service and rental revenues and gross profit at both the automated office equipment and electronic presentation systems dealers.

Selling, General and Administrative Expenses

         Selling, general and administrative, or SG&A, expenses for the three months ended September 30, 2002 increased to $44,982, 12.3% higher than SG&A expenses of $40,053 for the same period in 2001. This increase was primarily due to acquisitions of automated office equipment dealers during fiscal years 2003 and 2002, which typically incur higher SG&A expenses as a percentage of revenue than network integration solutions and electronic presentation systems dealers. Other SG&A expenses that increased are payroll wages and commissions, professional fees, insurance and occupancy expenses.

Intangible Asset Amortization

         Intangible asset amortization was $156 for the three months ended September 30, 2002. During the same period in 2001, intangible asset amortization was $248. This amortization is for non-compete agreements.

Income From Operations

         Income from operations for the three months ended September 30, 2002 was $19,140, 11.9% higher than $17,099 from the same period in 2001. This was due to an increase in gross profit as discussed above.

Interest Expense

         Interest expense for the three months ended September 30, 2002 was $4,955, compared to $6,291 from the same period in 2001. The decrease in interest expense was due to a lower average level of borrowings and lower interest rates. Interest expense includes the amortization of financing fees incurred in connection with our current credit facility, the senior subordinated notes and ineffective hedging activities.

Income Taxes

         The provision for income taxes for the three months ended September 30, 2002 was $5,689, 30.0% higher than $4,377 from the same period in 2001. The increase in income taxes was primarily due to higher pre-tax income in 2002, offset by the reduction in the effective income tax rate. The effective income tax rate was 40.1% for the three months ended September 30, 2002 and 40.5% for the same period in 2001. The effective income tax rate was higher than the federal statutory rate of 35% due to state and local taxes.

SIX MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2001

Revenues

         Total revenues for the six months ended September 30, 2002 increased to $327,072, 3.6% higher than total revenues of $315,571 for the same period in 2001. This was due to an increase in automated office equipment revenues and the acquisition of businesses during fiscal years 2003 and 2002, partially offset by declines in network integration solutions and electronic presentation systems revenues.

         Equipment and supplies revenues for the six months ended September 30, 2002 increased to $243,847, 2.0% higher than equipment and supplies revenues of $238,989 for the same period in 2001. In fiscal years 2003 and 2002, we acquired businesses that added proportionately more equipment and supplies revenues than we had in our existing businesses. In addition, the increase was partially due to internal growth of automated office equipment and supplies revenues, partially offset by a decline in network integration solutions and electronic presentation systems equipment and supplies revenues.

         Service and rental revenues for the six months ended September 30, 2002 increased to $83,225, 8.7% higher than service and rental revenues of $76,582 for the same period in 2001. In fiscal years 2003 and 2002, we acquired businesses that added proportionately more service and rental revenues than we had in our existing businesses. In addition, the increase was partially due to revenue growth of automated office equipment and electronic presentation systems service revenues, partially offset by a decline in network integration solutions service revenues.

Gross Profit

         Gross profit of $123,941 for the six months ended September 30, 2002 reflected an 8.8% increase over the same period in 2001. Expressed as a percent of total revenue, gross profit was 37.9% for the six months ended September 30, 2002 compared to 36.1% for the same period in 2001. Automated office equipment dealers typically derive a higher percentage of revenues and gross profit from service and rentals, while network integration solutions and electronic presentation systems dealers derive a higher percentage of revenues and gross profit from sales of equipment and supplies. For our existing businesses, the sales internal growth rate of the automated office equipment dealers was higher than that of the network integration solutions and electronic presentation systems dealers. The combined equipment and supplies gross profit as a percentage of combined equipment and supplies revenues increased to 33.8% for the six months ended September 30, 2002 from 32.5% for the same period one year ago. This was due mostly to automated office equipment revenues being a larger percentage of total equipment revenues.

         As a percentage of combined service and rental revenue, the combined service and rental gross profit margin increased to 50.0% for the six months ended September 30, 2002 from 47.2% for the same period one year ago. This was due to an increase in service revenues and gross profit at both the automated office equipment and electronic presentation systems dealers.

Selling, General and Administrative Expenses

         Selling, general and administrative, or SG&A, expenses for the six months ended September 30, 2002 increased to $86,632, 8.4% higher than SG&A expenses of $79,900 for the same period in 2001. This increase was primarily due to acquisitions of automated office equipment dealers during fiscal years 2003 and 2002, which typically incur higher SG&A expenses as a percentage of revenue than network integration solutions and electronic presentation systems dealers. Other SG&A expenses that increased are payroll wages and commissions, professional fees, insurance and occupancy expenses.

Intangible Asset Amortization

         Intangible asset amortization was $350 for the six months ended September 30, 2002. During the same period in 2001, intangible asset amortization was $512. This amortization is for non-compete agreements.

Income From Operations

         Income from operations for the six months ended September 30, 2002 was $36,959, 10.3% higher than $33,518 from the same period in 2001. This was due to an increase in gross profit as discussed above.

Interest Expense

         Interest expense for the six months ended September 30, 2002 was $9,940, compared to $12,957 from the same period in 2001. The decrease in interest expense was due to a lower average level of borrowings and lower interest rates. Interest expense includes the amortization of financing fees incurred in connection with our current credit facility, the senior subordinated notes and ineffective hedging activities.

Income Taxes

         The provision for income taxes for the six months ended September 30, 2002 was $10,835, 30.1% higher than $8,327 from the same period in 2001. The increase in income taxes was primarily due to higher pre-tax income in 2002, offset by the reduction in the effective income tax rate. The effective income tax rate was 40.1% for the six months ended September 30, 2002 and 40.5% for the same period in 2001. The effective income tax rate was higher than the federal statutory rate of 35% due to state and local taxes.

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

         Under the terms of two of our acquisition agreements, we may be required to make additional payments of up to $4,298 in cash over the next year to some of the former owners of the businesses we have acquired based on the profitability of those businesses since we acquired them. During the three months ended September 30, 2002, we paid $500 in cash to the former owners of Lewan & Associates, Inc., one of our acquired businesses, to terminate and satisfy in full a $20,000 contingent payment (earnout) liability.

         For the six months ended September 30, 2002 the net cash provided by operations was $24,184 and for the six months ended September 30, 2001 the net cash provided by operations was $14,650. For the six months ended September 30, 2002 and September 30, 2001 Global’s net cash used in investing activities was $37,368 and $9,583, respectively, primarily for property, equipment and rental equipment expenditures in 2002 and 2001 and the purchase of businesses in 2002. For the six months ended September 30, 2002 and the six months ended September 30, 2001, Global’s net cash provided by (used in) financing activities was $13,184 and $(5,067), respectively.

         As of September 30, 2002, we had $100,927 borrowing availability under our senior credit facility. This amount has been reduced by $700 to reflect the aggregate amount of an outstanding standby letter of credit issued under the credit facility to support our obligations incurred in the ordinary course of business. As of September 30, 2002, no amounts had been paid under this letter of credit.

         We believe that cash flows from future operations, together with funds available under our senior credit agreement, will be sufficient to fund our current and foreseeable operational needs and acquisition growth strategy.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our market risk is primarily limited to fluctuations in interest rates as it pertains to our borrowings under our senior credit agreement and the long-term note that bears a fixed rate. There have been no material changes, other than described below, to the information in the Item 7A disclosure made in Global’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2002.

         On September 9, 2002, our interest rate swaps which effectively converted a portion of our variable rate debt to fixed rate debt expired. As a result, the $116,665 balance of our variable rate debt as of September 30, 2002 was exposed to changes in interest rates. We recently, however, entered into a three-year swap agreement that will effectively convert $20,000 of our variable rate debt to fixed rate debt and reduce our exposure to changes in interest rates going forward. This new swap agreement will become effective November 12, 2002.

ITEM 4.	CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures designed to ensure that we are able to collect and record the information we are required to disclose in the reports we file with the Securities and Exchange Commission (SEC), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on their evaluation of our disclosure controls and procedures, which took place as of a date within 90 days of the filing date of this report, the chief executive officer and chief financial officer believe that these controls and procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

         (b) Changes in internal controls. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and chief financial officer.

PART II - OTHER INFORMATION

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS.

         (c) On July 25, 2002 we issued 173,140 shares of our common stock to the stockholders of The Reed Group (“Reed”) as payment for 14% of the outstanding stock of Reed. The offer and sale of the common stock was made to accredited investors and was exempt from registration under the Securities Act of 1933, as amended, pursuant to Rule 506 thereunder.

         On August 30, 2002 we issued 8,460 shares of our common stock to the stockholders of NuLaser Combined Companies (“NuLaser”) as payment for 10% of the outstanding stock of NuLaser. The offer and sale of the common stock was made to accredited investors and was exempt from registration under the Securities Act of 1933, as amended, pursuant to Rule 506 thereunder.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At Global’s 2002 Annual Meeting of Stockholders held August 19, 2002, our stockholders approved the following items:

1.	Edward N. Patrone was re-elected to serve as our Director with a term to expire in 2005. The vote upon such proposal was as follows:

For	19,219,853
Withheld	57,364

2.	Peter Dinan was elected to serve as our Director with a term to expire in 2005. The vote upon such proposal was as follows:

For	16,389,946
Withheld	2,887,271

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The Exhibit Index filed herewith is incorporated herein by reference.

(b) Reports on Form 8-K.

We did not file any Current Reports on Form 8-K during the three months ended September 30, 2002.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Imaging Systems, Inc.

(Registrant)

November 12, 2002	/s/ RAYMOND SCHILLING

Date	Raymond Schilling Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Thomas S. Johnson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Global Imaging Systems, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002	/s/ THOMAS S. JOHNSON

Date	Thomas S. Johnson President and Chief Executive Officer

CERTIFICATIONS

I, Raymond Schilling, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Global Imaging Systems, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002	/s/ RAYMOND SCHILLING

Date	Raymond Schilling Senior Vice President, Chief Financial Officer, Secretary and Treasurer

EXHIBIT INDEX
(Pursuant to Item 601 of Regulation S-K)

Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws (1)

10.1	Senior Executive Agreement, dated as of July 1, 2002, by and between Global and Cecil A. McClary. *

10.2	Senior Executive Agreement, dated as of September 1, 2002, by and between Global and Michael Shea. *

10.3	Senior Executive Agreement, dated as of October 1, 2002, by and between Global and Peter W. Shoemaker. *

99.1	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

___________________

*	Management or compensatory contract.

(1)	Incorporated by reference to Global’s Registration Statement on Form S-1, No. 333-48103, which was declared effective by the Securities and Exchange Commission on June 17, 1998.