Form 10-Q
period 2002-12-31
GLOBAL IMAGING SYSTEMS INC
filed 2003-02-13
CIK 1050167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

or

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

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: 813-960-5508

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

The registrant had 21,243,777 shares of common stock, $.01 par value, outstanding as of February 7, 2003.

PART I – FINANCIAL INFORMATION

ITEM 1.    Consolidated Financial Statements

GLOBAL IMAGING SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	December 31, 2002	March 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 8,787	$ —
Accounts receivable, net of allowance for doubtful accounts ($2,969 and $2,376 at December 31, 2002 and March 31, 2002, respectively)	76,559	70,763
Inventories	82,027	64,204
Deferred income taxes	5,213	4,495
Prepaid expenses and other current assets	2,989	4,214

Total current assets	175,575	143,676
Rental equipment, net	13,140	13,885
Property and equipment, net	11,757	12,377
Other assets	889	1,074
Related party notes receivable	446	400
Intangible assets, net:
Goodwill	325,809	296,779
Noncompete agreements	714	572
Financing fees	3,646	4,397

Total assets	$531,976	$473,160

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 30,177	$ 21,984
Accrued liabilities	10,179	7,798
Accrued compensation and benefits	13,281	12,766
Accrued interest	4,970	1,790
Current maturities of long-term debt	831	873
Deferred revenue	23,576	21,400
Income taxes payable	6,149	2,975

Total current liabilities	89,163	69,586
Deferred income taxes	9,435	6,348
Long-term debt, less current maturities	212,784	207,049

Total liabilities	311,382	282,983
Stockholders’ equity:
Preferred stock, $.01 par value:
10,000,000 shares authorized: no shares issued.	—	—
Common stock, $.01 par value:
50,000,000 shares authorized: 22,222,627 and 22,051,668 shares issued and 21,240,307 and 20,876,029 shares outstanding at December 31, 2002 and March 31, 2002, respectively	222	221
Common stock held in treasury, at cost	(8,638)	(10,352)
Additional paid-in capital	136,067	131,468
Retained earnings	94,790	69,695
Unearned compensation	(1,687)	—
Accumulated other comprehensive loss	(160)	(855)

Total stockholders’ equity	220,594	190,177

Total liabilities and stockholders’ equity	$531,976	$473,160

See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended December 31,
	2002	2001
Revenues:
Equipment and supplies sales	$125,496	$112,028
Service and rentals	43,680	39,102

Total revenues	169,176	151,130
Costs and operating expenses:
Cost of equipment and supplies sales	81,394	74,170
Service and rental costs	22,623	19,724
Selling, general and administrative expenses	45,624	39,086
Intangible asset amortization	143	226

Total costs and operating expenses	149,784	133,206

Income from operations	19,392	17,924
Interest expense	4,517	5,905

Income before income taxes	14,875	12,019
Income taxes	5,964	4,868

Net income	$8,911	$7,151

Net income per common share:
Basic	$.42	$.39

Diluted	$.41	$.39

Weighted average number of shares outstanding:
Basic	21,236	18,153
Diluted	21,833	18,513

See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Nine Months Ended December 31,
	2002	2001
Revenues:
Equipment and supplies sales	$369,343	$351,017
Service and rentals	126,905	115,684

Total revenues	496,248	466,701
Costs and operating expenses:
Cost of equipment and supplies sales	242,907	235,377
Service and rental costs	64,241	60,158
Selling, general and administrative expenses	132,256	118,986
Intangible asset amortization	493	738

Total costs and operating expenses	439,897	415,259

Income from operations	56,351	51,442
Interest expense	14,457	18,862

Income before income taxes	41,894	32,580
Income taxes	16,799	13,195

Net income	$25,095	$19,385

Net income per common share:
Basic	$1.19	$1.07

Diluted	$1.16	$1.05

Weighted average number of shares outstanding:
Basic	21,084	18,103
Diluted	21,693	18,378

See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(IN THOUSANDS)

	Nine Months Ended December 31,
	2002	2001
OPERATING ACTIVITIES:
Net income	$25,095	$19,385
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,348	9,849
Amortization	493	738
Amortization of debt issuance costs	914	817
Deferred income taxes	2,369	2,183
Unearned compensation	260	—
Changes in operating assets and liabilities, net of amounts acquired in purchase business combinations:
Accounts receivable	(1,195)	2,475
Inventories	(13,790)	(4,495)
Prepaid expenses and other current assets	1,328	(1,932)
Other assets	457	80
Accounts payable	6,178	(971)
Accrued liabilities, compensation and benefits and interest	4,671	(4,139)
Deferred revenue	(833)	(2,282)
Income taxes payable	2,719	3,611

Net cash provided by operating activities	39,014	25,319

INVESTING ACTIVITIES:
Purchase of property, equipment and rental equipment	(8,273)	(12,212)
Payment for purchase of businesses, net of cash acquired	(31,851)	(715)

Net cash used in investing activities	(40,124)	(12,927)

FINANCING ACTIVITIES:
Net borrowings (payments) on revolving line of credit	6,255	(7,612)
Net payments on other long-term debt	(562)	(4,000)
Financing fees	(163)	(891)
Common stock issued for cash	762	111
Treasury shares reissued	3,605	—

Net cash provided by (used in) financing activities	9,897	(12,392)

Net increase in cash and cash equivalents	8,787	—
Cash and cash equivalents, beginning of period	—	—

Cash and cash equivalents, end of period	$8,787	$—

Supplemental disclosure of non-cash financing activities:
Issuance of restricted stock	$1,947	$—

See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

	Common Stock
	Number of Shares	Par Value	Held in Treasury, at cost	Additional Paid-in Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Loss	Total
Balances at March 31, 2002	20,876,029	$221	$(10,352)	$131,468	$69,695	—	$(855)	$190,177
Comprehensive income:
Net income	—	—	—	—	25,095	—	—	25,095
Gain on expiration of derivative instruments	—	—	—	—	—	—	855	855
Unrealized loss on derivative instrument	—	—	—	—	—	—	(160)	(160)

Total comprehensive income								25,790
Stock options exercised	68,459	—	—	812	—	—	—	812
Treasury stock issued in conjunction with acquisitions	193,319	—	1,714	1,891	—	—	—	3,605
Common stock issued under restricted stock plan	102,500	1	—	1,947	—	$(1,947)	—	1
Amortization of unearned compensation	—	—	—	—	—	260	—	260
Cost of public equity offering	—	—	—	(51)	—	—	—	(51)

Balances at December 31, 2002	21,240,307	$222	$ (8,638)	$136,067	$94,790	$(1,687)	$(160)	$220,594

See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 1.    BASIS OF PRESENTATION

The accompanying consolidated balance sheet as of December 31, 2002, consolidated statements of operations for the three and nine months ended December 31, 2002 and 2001, consolidated statements of cash flows for the nine months ended December 31, 2002 and 2001, and the consolidated statement of stockholders’ equity for the nine months ended December 31, 2002 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Global Imaging Systems, Inc.’s (together with its subsidiaries, “Global” or the “Company”) Annual Report for the year ended March 31, 2002. Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2.    EARNINGS PER SHARE

Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise of stock options or the conversion of securities into common stock.

The following table reconciles the numerators and denominators of the basic and diluted EPS computations (shares in thousands):

	For Three Months Ended		For Nine Months Ended
	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001
Numerator:
Numerator for basic and diluted earnings per share	$8,911	$7,151	$25,095	$19,385

Denominator:
Denominator for basic earnings per share	21,236	18,153	21,084	18,103
Effect of dilutive securities:
Employee stock options	597	360	609	275

Denominator for diluted earnings per share	21,833	18,513	21,693	18,378

NOTE 3.    ACQUISITIONS

During the nine months ended December 31, 2002 the Company acquired five businesses that provide office-imaging solutions. Aggregate consideration, net of cash acquired, for these acquisitions was approximately $31,378 consisting of cash, 193,319 shares of the Company’s common stock (valued at $3,605, based on the fair value of the stock) and acquisition related expenses. The Company, in connection with these acquisitions, assumed liabilities totaling approximately $6,735. Goodwill of approximately $28,511 was recorded related to these acquisitions. These acquisitions were accounted for by the purchase method of accounting and accordingly are included in the results of operations from the date of acquisition.

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

	Unaudited Pro forma Nine Months ended December 31,
	2002	2001
Revenues	$509,425	$514,277
Net income	$24,936	$20,447

Net income per common share:
Basic	$1.18	$1.11
Diluted	$1.15	$1.10

NOTE 4.    STOCK OPTION PLANS

In 1998, the Board of Directors adopted a stock option plan under which, as amended, 2,520,000 shares of the Company’s common stock may be sold pursuant to stock options granted or sold as restricted stock to directors, officers, and employees of and consultants to the Company. As of December 31, 2002, options to purchase 2,023,352 shares of the Company’s common stock were outstanding under the stock option plan. During the nine months ended December 31, 2002, options to purchase an aggregate of 728,000 shares were granted under the 1998 stock option plan with exercise prices ranging from $17.88 to $20.00 per share. During the nine months ended December 31, 2002, 102,500 restricted shares were granted for a purchase price of $.01 per share.

On January 25, 2001, the Board of Directors adopted the Global Imaging Systems, Inc. 2001 Stock Option Plan under which Global may grant options to purchase up to 300,000 shares of Global’s common stock to employees of and service providers to Global, except for executive officers and directors. Stock options granted under the 2001 stock option plan have the same terms as those granted under the 1998 plan. As of December 31, 2002, options to purchase 266,120 shares were outstanding under the 2001 stock option plan. During the nine months ended December 31, 2002, no options were granted under the 2001 stock option plan.

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

Effective November 12, 2002, the Company entered into a three-year swap agreement. This agreement effectively converted $20,000 of its variable-rate debt to fixed-rate debt and reduced its exposure to changes in interest rates. Under this swap agreement, the Company received an average variable rate of 1.4% and paid an average fixed rate of 2.7% for the period from November 12, 2002 to December 31, 2002. The Company has recognized a loss, net of tax, of approximately $160 for the nine month period ended December 31, 2002 related to the portion of the hedging instrument included in the assessment of hedge effectiveness, which has been recorded in comprehensive income.

The Company had previously entered into interest rate swap agreements that effectively converted a portion of its floating-rate debt to a fixed-rate basis until September 2002. Those interest rate swap agreements expired in September 2002. The Company has recognized a gain, net of tax, of approximately $855 for the nine months ended December 31, 2002 related to the portion of the hedging instrument included in the assessment of hedge effectiveness, which has been recorded in comprehensive income.

The Company had previously entered into an interest rate cap agreement (cap) in the total notional amount of approximately $22,000, which was not designated as a hedging instrument. The cap expired in September 2002 and no payments were received under the cap. The cap limited the Company’s interest rate risk exposure to 9% for the related notional amount.

NOTE 6.    COMPREHENSIVE INCOME

The following table presents a reconciliation of comprehensive income, comprised of net income, the cumulative effect of adopting SFAS No. 133 on April 1, 2001 and the unrealized gain (loss) on cash flow hedges.

	Three Months Ended		Nine Months Ended
	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001
Net income	$8,911	$7,151	$25,095	$19,385
Cumulative effect of adopting SFAS No. 133, net of tax	—	—	—	(994)
Unrealized gain (loss) on cash flow hedges, net of tax	(160)	(14)	695	(365)

Total comprehensive income	$8,751	$7,137	$25,790	$18,026

NOTE 7.    RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. FIN 45 is effective on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has adopted the disclosure requirements and is currently evaluating the financial impact of the application of this interpretation, but does not expect a material impact from the application of FIN 45 on our financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123 and is effective for financials statements for fiscal years ending after December 31, 2002. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is currently assessing the impact of the adoption of SFAS No. 148.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF                   OPERATIONS

                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes included elsewhere in this Report on Form 10-Q and our Annual Report for the year ended March 31, 2002. The discussion in this section contains forward-looking statements, including statements relating to the pace of our future acquisitions and overall growth, the benefits that will be realized by businesses we have acquired or may acquire, our future product and service offerings, pace of borrowings and rate of internally generated cash flows and time frame for seeking additional financing. These forward-looking statements are based largely on management’s current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to risks, uncertainties and assumptions, which could cause our actual results to differ materially from the results suggested by these forward-looking statements. Some factors that may cause our results to differ materially from these statements are:

•	downturns in general economic and business conditions, either nationally or in our markets, which could reduce our revenue, restrict revenue growth or increase costs.

•	changes in our competitive climate, which could require us to lower prices and therefore would reduce our revenues with no corresponding reduction in cost.

•	fewer than expected acquisition opportunities or difficulty obtaining additional financing on satisfactory terms, which could slow our growth through acquisitions.

•	recognition of unanticipated costs and delays associated with ongoing integration efforts.

•	inability to obtain financing on satisfactory terms due to our substantial indebtedness or fluctuations in our common stock price.

•	increases in borrowing rates and costs which could limit our acquisitions, cause us to reduce our pace of acquisitions or growth, or accelerate the time in which we need to obtain new financing.

•	technological developments that may reduce demand for the products and services we sell or result in us facing increased competition to sell those products and services.

•	economic and other disruptions and uncertainties resulting from the situation in Iraq and the continuing war on terrorism, including military action, new terrorist attacks, actual or threatened, and related political events.

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

Overview

We are a leading provider of a number of office technology solutions. We sell and service automated office equipment, network integration solutions and electronic presentation systems. We offer solutions incorporating products from Konica, Canon, Ricoh, Sharp, Hewlett-Packard, IBM, Microsoft, InFocus, NEC and other leading companies. We also offer a variety of ongoing contract services, including service, supply, network management, technical support and training. We currently operate from 139 locations in 28 states and the District of Columbia. Since our founding in June 1994, we have acquired 57 businesses, all within the United States, and presently operate 15 core companies and 42 satellite companies. The first acquisition was completed in August 1994. We believe the businesses we have acquired and other businesses we acquire in the future will benefit from our various programs and operating strategies. These benefits include increased operating efficiencies, the support of experienced and professional senior management, expansion of the types of office imaging products and services offered, increased access to capital, and enhanced financial management.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an on-going basis, we evaluate these estimates, including those related to accounts receivable, inventories, vendor incentives, intangible assets and contingencies. Our estimates and judgments are based on currently available information, historical results and other assumptions we believe are reasonable. Actual results could differ materially from these estimates. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

Inventories

Inventories are valued at the lower of cost or market value. For equipment, cost equals either the average cost of inventory or, in the case of some specifically identified equipment inventory, the actual cost of that equipment inventory. For related parts and supplies, cost equals the average cost of inventory. We write down our inventories for estimated obsolescence by an amount equal to the difference between the cost of the inventories and their estimated market values based upon an aging analysis of the inventories on hand, specifically known inventory-related risks and assumptions about future demand and market conditions. These write-downs are reflected in our cost of sales. If actual market conditions are less favorable than those projected by management, additional write-downs may be required which could have an adverse effect on our financial results.

Vendor Incentives

We receive incentives from some of our vendors in the form of volume rebates, cooperative advertising allowances and other programs or agreements. We record unrestricted volume rebates received as a reduction of inventories and recognize the incentives as a reduction to cost of sales when the related inventories are sold. Cooperative advertising allowances are generally required by the vendor to be used by us exclusively for advertising or other marketing programs. These restricted cooperative advertising allowances are recognized as a reduction to selling, general and administrative expenses as the related marketing expenses are incurred. Amounts received or receivable from vendors that are not yet earned are deferred in the consolidated balance sheets.

In addition, we receive early payment discounts from certain vendors. We record early payment discounts received as a reduction of inventories and recognize the discount as a reduction to cost of sales when the related inventories are sold.

Intangible Assets

We examine the carrying value of our goodwill, which is the excess of cost over the fair value of our acquired net assets, and our other intangible assets as current events and circumstances warrant to determine whether there are any impairment losses. For goodwill, we test the recorded amount annually, or more frequently if conditions change, for impairment by comparing the recorded value to estimated fair value. If indicators of impairment were present relating to other intangible assets and future cash flows were not expected to be sufficient to recover the assets’ carrying amount, an impairment loss would be charged to expense in the period identified. No event has been identified that would indicate an impairment of the value of goodwill recorded in the consolidated financial statements.

Contingencies

We accrue amounts for contingent obligations, including estimated legal costs, when the obligations are probable and the amounts are reasonably estimable. As facts concerning contingencies become known, we reassess our position and make appropriate adjustments to the consolidated financial statements. Estimates that are particularly sensitive to future charges include tax, legal and other regulatory matters which are subject to change as events evolve and as additional information becomes available during the administrative and litigation process.

RESULTS OF OPERATIONS

The following table sets forth selected consolidated financial information as a percentage of total revenues.

	Three Months Ended		Nine Months Ended
	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001
Revenues:
Equipment and supplies sales	74.2%	74.1%	74.4%	75.2%
Service and rentals	25.8	25.9	25.6	24.8

Total revenues	100.0	100.0	100.0	100.0
Cost and operating expenses:
Cost of equipment and supplies sales	48.1	49.1	48.9	50.4
Service and rental costs	13.4	13.0	12.9	12.9
Selling, general and administrative expenses	26.9	25.9	26.7	25.5
Intangible asset amortization	.1	.1	.1	.2

Total costs and operating expenses	88.5	88.1	88.6	89.0

Income from operations	11.5	11.9	11.4	11.0
Interest expense	2.7	3.9	2.9	4.0

Income before income taxes	8.8	8.0	8.5	7.0
Income taxes	3.5	3.3	3.4	2.8

Net income	5.3%	4.7%	5.1%	4.2%

THREE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2001

Revenues

Total revenues for the three months ended December 31, 2002 increased to $169,176, 11.9% higher than total revenues of $151,130 for the same period in fiscal year 2002. This was due to an increase in automated office equipment and electronic presentation systems revenues and the acquisition of businesses during fiscal years 2003 and 2002, partially offset by a decline in network integration solutions revenues.

Equipment and supplies revenues for the three months ended December 31, 2002 increased to $125,496, 12.0% higher than equipment and supplies revenues of $112,028 for the same period in fiscal year 2002. In fiscal years 2003 and 2002, we acquired businesses that added proportionately more equipment and supplies revenues than we had in our existing businesses. In addition, the increase was partially due to revenue growth of automated office equipment and electronic presentation systems equipment and supplies revenues, offset by a decline in network integration solutions equipment and supplies revenues.

Service and rental revenues for the three months ended December 31, 2002 increased to $43,680, 11.7% higher than service and rental revenues of $39,102 for the same period in fiscal year 2002. In fiscal years 2003 and 2002, we acquired businesses that added proportionately more service and rental revenues than we had in our existing businesses. In addition, the increase was partially due to revenue growth of automated office equipment service and rental revenues, partially offset by a decline in network integration solutions service and rental revenues.

Gross Profit

Gross profit of $65,159 for the three months ended December 31, 2002 reflected a 13.8% increase over the same period in fiscal year 2002. Expressed as a percent of total revenue, gross profit was 38.5% for the three months ended December 31, 2002 compared to 37.9% for the same period in fiscal year 2002. Automated office equipment dealers typically derive a higher percentage of revenues and gross profit from service and rentals, while network integration solutions and electronic presentation systems dealers derive a higher percentage of revenues and gross profit from sales of equipment and supplies. For our existing businesses, the sales internal growth rate of the automated office equipment dealers was higher than that of the network integration solutions and electronic presentation systems dealers. The combined equipment and supplies gross profit as a percentage of combined equipment and supplies revenues increased to 35.1% for the three months ended December 31, 2002 from 33.8% for the same period one year ago. This was due mostly to automated office equipment revenues being a larger percentage of total equipment revenues.

As a percentage of combined service and rental revenue, the combined service and rental gross profit margin decreased to 48.2% for the three months ended December 31, 2002 from 49.6% for the same period one year ago. This was due to a decrease in service and rental revenues and gross profit at the network integration solutions dealers.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses for the three months ended December 31, 2002 increased to $45,624, 16.7% higher than SG&A expenses of $39,086 for the same period in fiscal year 2002. This increase was primarily due to acquisitions of automated office equipment dealers during fiscal years 2003 and 2002, which typically incur higher SG&A expenses as a percentage of revenue than network integration solutions and electronic presentation systems dealers. Other SG&A expenses that increased are payroll wages and commissions, professional fees and occupancy expenses.

Intangible Asset Amortization

Intangible asset amortization was $143 for the three months ended December 31, 2002. During the same period in fiscal year 2002, intangible asset amortization was $226. This amortization is for non-compete agreements and customer lists.

Income From Operations

Income from operations for the three months ended December 31, 2002 was $19,392, 8.2% higher than $17,924 from the same period in fiscal year 2002. This increase was due to an increase in gross profit as discussed above.

Interest Expense

Interest expense for the three months ended December 31, 2002 was $4,517, compared to $5,905 from the same period in fiscal year 2002. The decrease in interest expense was due to a lower average level of borrowings and lower interest rates. Interest expense includes the amortization of financing fees incurred in connection with our current credit facility and our senior subordinated notes.

Income Taxes

The provision for income taxes for the three months ended December 31, 2002 was $5,964, 22.5% higher than $4,868 from the same period in fiscal year 2002. The increase in income taxes was primarily due to higher pre-tax income for the three months ended December 31, 2002, offset by the reduction in the effective income tax rate. The effective income tax rate was 40.1% for the three months ended December 31, 2002 and 40.5% for the same period in 2001. The effective income tax rate was higher than the federal statutory rate of 35% due to state and local taxes.

NINE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2001

Revenues

Total revenues for the nine months ended December 31, 2002 increased to $496,248, 6.3% higher than total revenues of $466,701 for the same period in fiscal year 2002. This was due to an increase in automated office equipment and electronic presentation systems revenues and the acquisition of businesses during fiscal years 2003 and 2002, partially offset by a decline in network integration solutions revenues.

Equipment and supplies revenues for the nine months ended December 31, 2002 increased to $369,343, 5.2% higher than equipment and supplies revenues of $351,017 for the same period in fiscal year 2002. In fiscal years 2003 and 2002, we acquired businesses that added proportionately more equipment and supplies revenues than we had in our existing businesses. In addition, the increase was partially due to internal growth of automated office equipment and electronic presentations systems equipment and supplies revenues, partially offset by a decline in network integration solutions equipment and supplies revenues.

Service and rental revenues for the nine months ended December 31, 2002 increased to $126,905, 9.7% higher than service and rental revenues of $115,684 for the same period in fiscal year 2002. In fiscal years 2003 and 2002, we acquired businesses that added proportionately more service and rental revenues than we had in our existing businesses. In addition, the increase was partially due to revenue growth of automated office equipment and electronic presentation systems service revenues, partially offset by a decline in network integration solutions service revenues.

Gross Profit

Gross profit of $189,100 for the nine months ended December 31, 2002 reflected a 10.5% increase over the same period in fiscal year 2002. Expressed as a percent of total revenue, gross profit was 38.1% for the nine months ended December 31, 2002 compared to 36.7% for the same period in fiscal year 2002. Automated office equipment dealers typically derive a higher percentage of revenues and gross profit from service and rentals, while network integration solutions and electronic presentation systems dealers derive a higher percentage of revenues and gross profit from sales of equipment and supplies. For our existing businesses, the sales internal growth rate of the automated office equipment dealers was higher than that of the network integration solutions and electronic presentation systems dealers. The combined equipment and supplies gross profit as a percentage of combined equipment and supplies revenues increased to 34.2% for the nine months ended December 31, 2002 from 32.9% for the same period one year ago. This was due mostly to automated office equipment revenues being a larger percentage of total equipment revenues.

As a percentage of combined service and rental revenue, the combined service and rental gross profit margin increased to 49.4% for the nine months ended December 31, 2002 from 48.0% for the same period one year ago. This was due to an increase in service and rental revenues and gross profit at both the automated office equipment and electronic presentation systems dealers.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses for the nine months ended December 31, 2002 increased to $132,256, 11.2% higher than SG&A expenses of $118,986 for the same period in fiscal year 2002. This increase was primarily due to acquisitions of automated office equipment dealers during fiscal years 2003 and 2002, which typically incur higher SG&A expenses as a percentage of revenue than network integration solutions and electronic presentation systems dealers. Other SG&A expenses that increased are payroll wages and commissions, professional fees and occupancy expenses.

Intangible Asset Amortization

Intangible asset amortization was $493 for the nine months ended December 31, 2002. During the same period in fiscal year 2002, intangible asset amortization was $738. This amortization is for non-compete agreements and customer lists.

Income From Operations

Income from operations for the nine months ended December 31, 2002 was $56,351, 9.5% higher than $51,442 from the same period in fiscal year 2002. This increase was due to an increase in gross profit as discussed above.

Interest Expense

Interest expense for the nine months ended December 31, 2002 was $14,457 compared to $18,862 from the same period in fiscal year 2002. The decrease in interest expense was due to a lower average level of borrowings and lower interest rates. Interest expense includes the amortization of financing fees incurred in connection with our current credit facility, the senior subordinated notes and ineffective hedging activities.

Income Taxes

The provision for income taxes for the nine months ended December 31, 2002 was $16,799, 27.3% higher than $13,195 from the same period in fiscal year 2002. The increase in income taxes was primarily due to higher pre-tax income for the nine months ended December 31, 2002, offset by the reduction in the effective income tax rate. The effective income tax rate was 40.1% for the nine months ended December 31, 2002 and 40.5% for the same period in 2001. The effective income tax rate was higher than the federal statutory rate of 35% due to state and local taxes.

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

Under the terms of one of our acquisition agreements, we may be required to make an additional payment of up to $375 in cash during the next year to the former owner of the acquired business based on the profitability of that business since we acquired it.

During the three months ended December 31, 2002, under the terms of a settlement with the former owner of one of our acquired businesses, we mutually agreed to terminate the remaining contingent earnout relating to the acquisition of $3,923.

For the nine months ended December 31, 2002 the net cash provided by operations was $39,014 and for the nine months ended December 31, 2001 the net cash provided by operations was $25,319. For the nine months ended December 31, 2002 and December 31, 2001, Global’s net cash used in investing activities was $40,124 and $12,927, respectively, primarily for property, equipment and rental equipment expenditures in fiscal year 2002 and the purchase of businesses in fiscal year 2003. For the nine months ended December 31, 2002 and the nine months ended December 31, 2001, Global’s net cash provided by (used in) financing activities was $9,897 and $(12,392), respectively, primarily due to the repayment of a portion of our revolving line of credit and other long-term debt in fiscal year 2002 and the purchase of businesses in fiscal year 2003.

As of December 31, 2002, we had $104,100 borrowing availability under our senior credit facility. This amount has been reduced by $700 to reflect the aggregate amount of an outstanding standby letter of credit issued under the credit facility to support our obligations incurred in the ordinary course of business. As of December 31, 2002, no amounts had been paid under this letter of credit.

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

On September 9, 2002, our interest rate swaps which effectively converted a portion of our variable rate debt to fixed rate debt expired. Effective November 12, 2002, we entered into a three-year swap agreement that effectively converted $20,000 of our variable rate debt to fixed rate debt and reduced our exposure to changes in interest rates going forward.

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

PART II – OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

The Exhibit Index filed herewith is incorporated herein by reference.

(b)	Reports on Form 8-K.

On October 29, 2002, the Company filed with the SEC a current report on Form 8-K to report that Chicago-based GTCR, the venture capital firm that originally funded Global in 1994, distributed 1,000,000 shares of Global common stock to the limited partners of its Golder, Thoma, Cressey, Rauner Fund IV, L.P.

On November 15, 2002, the Company filed with the SEC a current report on Form 8-K to report that Chicago-based GTCR, the venture capital firm that originally funded Global in 1994, distributed another 1,000,000 shares of Global common stock to the partners of its Golder, Thoma, Cressey, Rauner Fund IV, L.P.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Imaging Systems, Inc.
(Registrant)

February 13, 2003	/s/ Raymond Schilling
Date	Raymond Schilling
Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Duly Authorized Officer and Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Thomas S. Johnson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Global Imaging Systems, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 13, 2003	/s/ Thomas S. Johnson
Date	Thomas S. Johnson
President and Chief Executive Officer

CERTIFICATIONS

I, Raymond Schilling, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Global Imaging Systems, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 13, 2003	/s/ Raymond Schilling
Date	Raymond Schilling
Senior Vice President, Chief Financial Officer, Secretary and Treasurer

EXHIBIT INDEX

(Pursuant to Item 601 of Regulation S-K)

Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws (1)

10.1	Peter W. Shoemaker Restricted Stock Agreement dated October 1, 2002.*

99.1	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management or compensatory contract.

(1)	Incorporated by reference to Global’s Registration Statement on Form S-1, No. 333-48103, which was declared effective by the Securities and Exchange Commission on June 17, 1998.