Form 10-K
period 2003-03-31
GLOBAL IMAGING SYSTEMS INC
filed 2003-06-26
CIK 1050167

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $.01 par value

(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such report(s)) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☒  No  ☐

On September 30, 2002 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates of the registrant was $301,698,076 based on the closing sale price $18.88 of the common stock as reported on the Nasdaq National Market on such date. (For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant and their affiliates; such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant.)

As of June 19, 2003, the registrant has 21,347,117 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual report to stockholders for the year ended March 31, 2003, are incorporated by reference into Part II of this annual report. Portions of the proxy statement for the annual stockholders meeting to be held in August 2003 are incorporated by reference into Part III of this annual report.

GLOBAL IMAGING SYSTEMS, INC.

Annual Report on Form 10-K

March 31, 2003

PART I

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K and the information incorporated by reference into this annual report contain forward-looking statements, including statements about our acquisition and business strategy, our expected financial position and operating results, the projected size of our markets and our financing plans and similar matters. In addition, in those and other portions of this annual report, the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “project” and similar expressions, as they relate to us, our management, and our industry are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Actual results may differ materially. Some of the risks, uncertainties and assumptions about Global that may cause actual results to differ from the results in these forward-looking statements include the following:

•	general economic and business conditions, both nationally and in our markets;

•	our acquisition opportunities;

•	our expectations and estimates concerning future financial performance, financing plans and the impact of competition;

•	anticipated trends in our business, including those described in the information incorporated into Item 7 of this annual report;

•	existing and future regulations affecting our business; and

•	other risk factors set forth in the “Risk Factors” section of this annual report.

All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by this cautionary statement.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this annual report might not transpire.

Item 1. Business

Unless the context otherwise requires, as used in this annual report, the terms “Global,” “Company,” “our,” or “we” refer to Global Imaging Systems, Inc. and its subsidiaries.

General

We are a leading provider of office technology solutions to middle-market businesses in the United States. We sell and provide contract services for automated office equipment, including copiers, facsimile machines and printers, network integration solutions and electronic presentation systems. We offer solutions incorporating products from Konica, Canon, Ricoh, Sharp, Hewlett-Packard, IBM, Microsoft, InFocus, Sony and other leading companies from a network of 138 locations in 28 states and the District of Columbia. The contractual nature of our service and supply business, tailored lease financing programs, high level of repeat equipment purchases and our emphasis on superior customer service are designed to generate stable and recurring revenue streams.

We target small- and medium-sized businesses with fewer than 1,000 employees, which we refer to as the middle-market. We believe these businesses typically base their purchasing decisions on personal relationships and loyalty inspired by customized solutions and high-quality service rather than basing their purchasing decisions strictly on price. Our localized operations enable our sales and service teams to focus exclusively on the needs of their local middle-market customers and to deliver our products and services in the most effective and responsive manner. We believe the middle-market will continue to provide us with attractive revenue opportunities as these businesses continue to demand more sophisticated, integrated office technology solutions.

Our competitive marketplace is highly fragmented, characterized by small local competitors and a few large national competitors. The small local competitors lack our product range, sales organization, financial stability and efficient operating model. The rapid pace of technological change, including the resulting expansion of product offerings and increase in product support costs, has outpaced the technical, managerial and financial resources of many smaller distributors and service providers, causing these businesses to seek larger partners. The large, national providers of office technology solutions focus primarily on serving the needs of large national corporations and lack the customer service focus demanded by middle-market enterprises. We provide our middle-market customers with the economies of scale, professional management and financial stability of a large national organization while preserving the long-standing relationships and customer service focus of a small local company.

Since our founding in June 1994, we have acquired 59 businesses, all within the United States, which we have organized as a network of 15 core companies with corresponding satellite businesses. We enter new geographic markets by acquiring additional core businesses. We expand our core markets through acquisitions of satellite businesses, which are typically smaller than, but in close geographic proximity to, our core companies. Administrative functions at satellite businesses are integrated into our core companies, allowing local management teams to focus on delivering superior products and services. Core companies and satellite businesses typically continue to operate under their pre-acquisition names and with their pre-acquisition management teams, thus preserving existing customer relationships. We believe that there exists a large number of potential core and satellite acquisition targets in the United States, which represent additional opportunities to expand our geographic presence and continue our disciplined acquisition strategy. We believe that this core and satellite operating model has contributed to our success in the middle-market.

News and information about us is available on our website, www.global-imaging.com. In addition to news and other information about our company, we provide access, free of charge, through this site to our annual report on Form 10-K, our quarterly reports on form 10-Q, our current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after we file or furnish them electronically with the Securities and Exchange Commission.

Recent Developments

On May 16, 2003, we issued $57.5 million of 4% convertible senior subordinated notes, which we refer to as our convertible notes, in a private placement to institutional investors. This offering was the first part of a plan to refinance our existing long-term indebtedness. We used the net proceeds of this offering to repay a portion of the amount outstanding under our prior senior credit facility. On June 25, 2003, we refinanced our prior senior credit facility by amending and restating our prior senior credit facility and borrowed a portion of the available funds from the amended and restated senior credit facility to fund the redemption of the entire $100 million aggregate principal amount of our 10¾% senior subordinated notes due 2007, which we refer to as our 10¾% notes. We refer to the amended and restated senior credit facility as our new senior credit facility. In this annual report, references to our debt refinancing refer to the offering of the convertible notes, the use of proceeds from the convertible notes offering to repay a portion of the amount outstanding under our prior senior credit facility, entering into the new senior credit facility, the repayment in full of amounts outstanding under our prior senior credit facility and the redemption of our 10¾% notes using a portion of the proceeds from the new senior credit facility.

Our new senior credit facility is comprised of a $90 million five-year revolving credit line and a $140 million six-year term loan. A portion of the funds available under our new senior credit facility was used to fully repay amounts outstanding under our prior senior credit facility.

On June 26, 2003, we redeemed the entire $100 million aggregate principal amount outstanding under the 10¾% notes. We paid approximately $109.3 million to redeem the 10¾% notes, which amount represented the redemption price of $105.4 million plus all accrued and unpaid interest through the redemption date of approximately $3.9 million. We paid the redemption price with a portion of the proceeds from our new senior credit facility.

As of June 26, 2003, following the repayment in full of amounts outstanding under our prior senior credit facility and our borrowing of funds to pay the redemption price plus interest on the 10¾% notes, we had $81.3 million of borrowing availability under the revolving credit portion of our new senior credit facility.

Our Industry

We are part of the large and growing office technology solutions industry. We believe advances in technology have driven the growing demand for providers that offer a comprehensive range of automated office products and integrated solutions. We compete in three converging sectors: automated office equipment, network integration solutions and electronic presentation systems.

Automated Office Equipment. Dealers in the automated office equipment market sell and service digital black and white copiers, color copiers, duplicators, facsimile equipment, printers, scanners and multi-function equipment.

Network Integration Solutions. Dealers in the network integration solutions market design, install, service and support computer networks and related equipment. Competency in network integration is an important component of a well-coordinated office technology solutions offering. As organizations seek to take advantage of productivity-enhancing computer network technology, they face complex and costly issues relating to network design, selection, implementation and management. Among other challenges, organizations must select from an expanding number of product options with shortening life cycles, integrate diverse and often incompatible hardware and software environments and operate with a limited staff of qualified information technology service personnel. As a result, many organizations seek to outsource installation, upgrades, support and training, network improvement functions and the evaluation of new products.

Electronic Presentation Systems. Dealers in the electronic presentation systems market, sell and service data and video projectors, interactive whiteboards, distance learning systems and video conferencing systems and equipment. As in the automated office equipment market, many customers desire a single source for all of their electronic presentation systems. Multi-vendor providers in this market have an advantage over manufacturers selling directly and single-vendor dealers because strong competition among manufacturers and technological innovation results in the frequent introduction of new products and multi-vendor providers are better positioned to offer customers the best products among multiple brands.

Industry Trends

The office technology solutions industry continues to be impacted by technological change and the increased participation of large volume sellers. We believe that a majority of independent dealers and service providers have not developed the product range or skill set necessary to offer comprehensive office technology solutions, nor do they have an efficient operating model with the appropriate economies of scale to cost-effectively sell to and service the middle-market with one-stop office technology solutions. We believe it is increasingly difficult for smaller dealers and service providers to compete effectively with better capitalized competitors, including manufacturers, dealers and service providers, that sell and service a broad range of products, including mid- and high-range products, that require sophisticated support and service. Larger companies, such as Xerox and IKON, continue to focus on large corporate customers and national accounts. We believe that, because of this focus, these companies have not effectively positioned themselves to address the needs of the middle-market.

Technological Change is Driving a Convergence of Office Equipment Solutions. The technology of our industry continues to develop rapidly. Digital technology, which allows images to be captured, transmitted, reproduced and stored using networks of personal computers, has in recent years, been incorporated into copiers and electronic presentation systems, leading businesses to demand more comprehensive network integration solutions. We believe the rapid pace of technological change, including the resulting expansion of product offerings and increase in product support costs, has outpaced the technical, managerial and financial resources of many smaller distributors and service providers, causing some of these businesses to seek larger partners.

Increased Participation of Large Volume Sellers Offering Minimal Service. Office superstores and consumer electronics chains have entered the automated office equipment market, forcing some smaller dealers to either reduce prices or reduce their focus on the middle-market. We believe that office superstores and consumer electronics chains, as well as smaller dealers, face difficulty competing in the middle-market because they are not well equipped to provide the sophisticated support services required to offer mid- and high-range office equipment. Similarly, information technology direct marketers are offering multi-branded hardware and software and original equipment manufacturers are now directly offering their hardware and software products by phone, fax and the Internet. Companies employing these direct selling models typically do not provide the full range of service offerings that are increasingly critical to businesses in the middle-market. We have competed successfully in the middle-market with our value proposition that bundles local equipment sales and local support services in a competitive price package.

Our Competitive Strengths

Middle-Market Focus. We offer multi-branded solutions at competitive prices in an effort to provide our middle-market customers one-stop shopping for their office technology requirements and network integration needs. We believe that middle-market businesses typically base their purchasing decisions on personal relationships and loyalty inspired by customized solutions and high-quality service, rather than employing competitive bidding processes. We believe that our singular focus on the middle-market customer will continue to provide us with attractive revenue opportunities as these businesses demand more sophisticated, integrated office technology solutions.

Large and Diverse Customer Base. We are not dependent on a few large customers. Over 140,000 customers purchased goods or services from us during the fiscal year ended March 31, 2003. Our largest customers account for a low percentage of our revenues. During the fiscal year ended March 31, 2003, our top five customers collectively accounted for 6% of our total revenues and no single customer accounted for more than 2% of our total revenues. In addition, our customer base spans virtually every industry from manufacturing, distribution, financial services, healthcare and retail to educational institutions, local and state governments and not-for-profit organizations.

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

Effective Business Model for the Middle-Market. We operate with a localized structure which allows us to effectively serve and penetrate the middle-market. We believe that our experienced local management teams possess a valuable understanding of their specific markets and customer bases. These local management teams focus on delivering superior product and service solutions to their local customer bases, without the distraction of dealing with many of the administrative functions of operating their businesses, which are performed at our headquarters. Local management is supported by our consolidated financial strength and senior corporate management, which focuses on strategy, planning, operational improvements and financial reporting.

Efficient Low Cost Operating Model. Our localized operating structure allows us to better leverage our administrative personnel and create significant operating efficiencies. We strive to generate efficiencies by consolidating the back-office functions of our satellite businesses into our core company operations, by standardizing financial reporting, cash and inventory management, payroll, billing, collections, insurance and employee benefit programs, and by negotiating advantageous relationships with equipment manufacturers and distributors, other suppliers and lessors.

Important Sales Channel for Many of Our Office Technology Manufacturers. Manufacturers typically have relatively limited ability to reach the middle-market efficiently, and instead, they rely on independent dealers to market and sell their products. Our network of core companies and satellite businesses generates a large sales volume for manufacturers in this market.

Product Offerings from Multiple Vendors. We sell products made by a wide array of leading vendors, including Konica, Canon, Ricoh, Sharp, Hewlett-Packard, IBM, Microsoft, InFocus and Sony. During the fiscal year ended March 31, 2003, we purchased 17% of our equipment, parts and supplies from Konica. No other single vendor represented in excess of 7% of our purchases. As we are not limited to a single vendor, or even a few vendors, we are able to offer our customers a wide variety of quality office technology solutions. Our wide array of vendors also limits the risks we may face if one of our vendors experiences financial instability or fails to keep pace with the rapid development and introduction of new products.

Lease Financing Programs Tailored to the Middle-Market. Our ability to offer customized, third-party lease financing programs and our relationships with companies such as General Electric Capital Corporation, or GECC, differentiates us from smaller local dealers in our industry. We believe this provides us with a competitive edge in winning business from middle-market businesses where financing is central to equipment purchasing decisions.

Highly Incentivized and Motivated Workforce. We believe we have a highly incentivized and motivated workforce, not only because of our competitive compensation packages, training programs and advancement opportunities, but also because we foster an environment of friendly competition among our sales teams and core company presidents. Our sales personnel are compensated primarily on a commission basis, with local management ultimately determining the structure of sales compensation and commissions within the parameters of our management benchmarking model. We grant stock options to purchase our common stock to employees at all levels from our executive officers to our local managers. Additionally, we offer training for employees at all levels of the Company, underscoring our commitment to our employees’ development. Finally, our culture permits and encourages our core company presidents to share information with each other, which furthers the competitive advantage they have over their local competition.

Our Growth Strategies

Capitalize on Cross-Selling and Recurring Revenue Opportunities. We constantly seek to deliver the highest level of service to our customers. Effective and responsive servicing of our customers has created strong loyalty and the opportunity to cross-sell additional products and services. By leveraging our existing customer base, our cross-selling activities have historically increased our operating efficiency and our margins. Our service and supply activities generally provide us with a recurring source of revenue and increased visibility with our customers. By taking advantage of the after-market opportunities generated by our sales of office technology equipment, we are able to derive a substantial amount of recurring revenue from our installed base through service and supply contracts.

Further Penetrate the Middle-Market. The office technology solutions industry is characterized by rapid technological change and growth in product offerings. This rapid change and the increasing availability of integrated office solutions present middle-market businesses with opportunities to enhance their financial and operational efficiency. As more middle-market businesses move to take full advantage of these opportunities, we expect to sell more complete office technology solutions. We believe our position as a leading provider of office technology solutions to the middle-market will allow us to meet the needs of these customers and expand our customer base.

Selectively Pursue Strategic Acquisitions. We intend to continue to pursue strategic acquisitions that extend the Company into new geographic markets, broaden our product offerings, increase our market share within the markets we currently serve and further exploit the economies of scale of our core and satellite structure.

Optimize Our Product Sales and Service Mix Using Our Benchmarking Model. Our executives have developed a comprehensive set of performance benchmarks to enable our businesses to optimize product sales and service mix as well as increase profitability. These benchmarks, which are the focus of internal reporting from our core companies to headquarters, allow our senior and local management teams to monitor and improve virtually every measurable aspect of the operations of each of our companies. Using these criteria, we train our core and satellite business managers to continually optimize their business mix and improve financial performance.

Utilize Our Consolidated Financial Strength to Facilitate Local Sales. Our status as a public company with significant financial resources facilitates sales by our core companies in several ways. First, our size, financial resources and the volume of equipment we purchase frequently permit us to negotiate favorable purchasing terms from our vendors. Second, our third-party lease financing relationships provide our customers with cost-effective access to equipment. Third, our purchasing volume enables us to better negotiate for co-marketing incentives from our major vendors and manufacturers, which may be used to buy local advertising. Finally, our geographic presence and successful operating history reassure customers who want their source of office technology solutions to be stable and reliable.

Our Acquisition Strategy

Since our founding in June 1994, we have acquired 59 businesses, all within the United States, which we have organized as a network of 15 core companies with corresponding satellite businesses. We enter new geographic markets by acquiring additional core companies. We expand our core companies’ markets through the acquisition of satellite businesses, which are typically in close geographic proximity to core companies. Core companies and satellite businesses typically continue to operate under their pre-acquisition names and with their pre-acquisition management teams, thus preserving existing client relationships. Administrative functions at satellite businesses are integrated into our core companies, allowing local management teams to focus on delivering superior products and services.

Core Company Acquisitions. We look for core company acquisition candidates that are led by an experienced management team that will continue to manage the company after we acquire it, have a strong regional market share and can grow internally and through the acquisition of satellite businesses. Historically, we have been successful in retaining the management teams of our core companies.

Satellite Business Acquisitions. A key component of our growth strategy is to acquire satellite businesses in or near our core companies’ markets. Core company management frequently identifies appropriate satellite business acquisition candidates. In evaluating potential satellite business acquisitions, we consider, among other factors, the potential satellite’s proximity to a core company, the fit between the potential satellite’s product lines and those of the nearby core company and the potential satellite’s management, employee base and service base under contract.

Integration and Transformation. We have substantial experience integrating acquired businesses successfully, and typically integrate acquired businesses into our reporting systems, policies and procedures within 90 days of acquisition. Centralizing back office functions helps us quickly realize synergies and cost savings. Conversely, our localized management structure minimizes many of the issues that typically arise in conjunction with the integration of acquired companies. Finally, our benchmarking model assists our local management teams in monitoring and improving the operations and financial performance of their core company and satellite businesses.

Our Products and Services

We currently sell and service a variety of automated office equipment, network integration solutions and electronic presentation systems. We provide a number of office technology solutions, including the following:

Automated Office Equipment	Network Integration Solutions	Electronic Presentation Systems
Digital black and white copiers	Network design	Data and video projectors
Color copiers	Network installation	Interactive whiteboards
Duplicators	Network software and hardware	Video conferencing systems
Facsimile machines	Technical support contracts	Distance learning systems
Printers	Network support contracts	Audio/visual equipment
Multi-function equipment	Internet services	Related supply and service contracts
Related supply and service contracts	Wireless network systems	Training and support
Training and support	Training and support

We believe effective and responsive service is essential in obtaining repeat business and in developing new business. We also believe that superior service is the foundation for our profitability and strong recurring revenue streams. To ensure that we provide our customers with excellent service, we employed approximately 1,350 people in service positions as of March 31, 2003. Our service offerings include network design and installation, on-site maintenance and repair visits, technical assistance by telephone and the Internet and training of our customers’ employees.

Inventory and Distribution

We employ varying methods of distribution to deliver products to customers after an order is placed. Orders placed for automated office equipment and electronic presentation systems are generally filled with equipment from our inventory. Orders placed for network integration solutions products, which we do not hold in inventory, are generally filled by direct drop-shipments from manufacturers. However, we coordinate delivery and installation of these products through our core and satellite businesses.

Customers

Most of our customers are middle-market businesses. We are not dependent on a few large customers. Over 140,000 customers purchased goods or services from us during the fiscal year ended March 31, 2003. Our largest customers account for a low percentage of our revenues. During the fiscal year ended March 31, 2003, our top five customers collectively accounted for 6% of our total revenues and no single customer accounted for more than 2% of our total revenues. In addition, our customer base spans virtually every industry from manufacturing, distribution, financial services, healthcare and retail to educational institutions, local and state governments and not-for-profit organizations.

Sales and Marketing

Our local management teams understand their specific markets and customer relationships. We direct our core and satellite business managers to make local marketing decisions, including product offering mix and developing promotional programs and advertising. As of March 31, 2003, we employed approximately 1,200 people in sales and marketing functions.

Our Vendors

The following table lists the products we sell and their manufacturers in each of the markets we serve:

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

Our agreements with vendors permit us to sell particular products on a nonexclusive basis in specific geographic areas. In most cases, our agreements extend for one-year renewable terms, which the vendor can choose not to renew with 30-days notice. In addition, our vendors can terminate our agreements upon notice if we do not meet minimum purchase quotas or other requirements or under other conditions, including a change in our ownership. We receive incentives from some of our vendors related to volume rebates, cooperative advertising allowances and other arrangements.

Lease Financing and Rentals

In our fiscal year ended March 31, 2003, over 80% of our automated office equipment sales were financed for our customers by third-party leasing companies, such as GECC. We have a five-year strategic alliance with GECC, which accounted for approximately 85% of all of our automated office equipment lease financing in our fiscal year ended March 31, 2003. The advantages to this program are better lease rates and terms than are generally available to individual copier dealers and our control over leased equipment under already negotiated terms at the end of the lease term. This gives us the flexibility to sell the equipment to our customers at the end of the lease term or to provide for such a sale at the time of original purchase. Our agreement with GECC has an initial term of five years, which commenced on October 1, 1999 and continues through September 30, 2004, and will renew automatically for successive two-year periods unless either party notifies the other party in writing at least 90 days before the end of the then applicable term of its intent to terminate the agreement. All leases that are entered into during the term of the agreement will continue in effect after the termination of the agreement. GECC may terminate the agreement upon 90-days written notice under certain circumstances, including if we fail to meet our annual volume commitment or if there is a material deterioration in the performance of the lease portfolio. Under the terms of the agreement, we are required to provide GECC with the first opportunity to offer lease financing to our customers. While our lease financing programs are used primarily by our customers who purchase automated office equipment, lease financing is available for purchases of most of the office technology solutions we offer.

In some cases, our automated office equipment dealers also rent equipment. Rental arrangements provide us with a steady monthly revenue stream and, like our lease financing arrangements, give us control over disposition of the equipment at the end of the rental term.

Competition

We operate in highly competitive markets, which force us to compete aggressively for customers. Our competitors in the automated office equipment market who sell to the middle-market include large, independent dealers and IKON as well as, to a lesser extent, Xerox and Danka. Our competition also includes manufacturers’ sales and service divisions, including those of Canon, Konica, Minolta, Pitney Bowes and Xerox and office superstores and consumer electronics chains. The principal areas of competition in this market include price and product capabilities, quality and speed of post-sales service support, availability of equipment, parts and supplies, speed of delivery and availability and terms of financing, leasing or rental programs.

In the network integration solutions market we compete with information technology direct marketers in the distribution of computer and network equipment, including CDW, Insight and PC Connection; direct sellers such as Dell and Gateway; the sales and service divisions of companies such as Hewlett-Packard and independent value-added resellers. Generally, information technology direct marketers are marketers of multi-brand computers and related technology products in the office technology solutions industry. Their business customers, like ours, are concentrated in the middle-market and they access these customers by phone, fax and the Internet. In the delivery of services accompanying these products, we compete with smaller companies with regional or local operations and the in-house capabilities of our customers. The principal areas of competition in the network integration market include reputation, quality and speed of support and price.

Our competitors in the electronic presentation systems market include MCSI, information technology direct marketers and local distributors. Our competition also includes manufacturers’ sales and service divisions, office superstores and consumer electronics chains. The principal areas of competition in this market include price and product capabilities, quality and speed of post-sales service support, availability of equipment, parts and supplies, speed of delivery and availability and terms of financing, leasing or rental programs.

Competition from large, nationwide competitors is likely to increase as we seek to attract additional customers and expand our markets geographically. Competition from large, nationwide competitors will also increase if our industry continues to consolidate. Finally, as new technologies develop, we may face competition from new distribution channels, including computer distributors and value-added resellers, for products containing new technology.

Employees and Training

As of March 31, 2003, we employed approximately 3,150 people, only 35 of whom worked at our corporate headquarters in Tampa, Florida. Approximately 1,200 employees work in sales and marketing, 1,350 in service, and 600 in operations and administration. None of our employees is covered by collective bargaining agreements. We believe we have good relations with our employees.

We offer training to our employees at all levels of the Company. We provide our sales and service employees extensive, ongoing training. Each core company has at least one technical trainer who conducts training on new products and new technology developments for our sales and service personnel on a regular basis. These technical trainers are typically certified by our manufacturers, which makes our service technicians manufacturer-certified technicians. We also provide formalized product and general sales training to our sales and marketing personnel. Our training also extends to managers through our “Global Leadership Institute.” This program gives our middle and upper-level managers the opportunity to prepare to advance to higher leadership positions at our core companies and satellite businesses.

Information Technology Systems

Almost all of our companies use the same information system for managing financial reporting, collection, billing and cash accumulation information. Newly acquired core companies and satellite businesses are transitioned to this system generally within 90 days of acquisition. Maintaining a common information system along with our broadband connection enables us to monitor financial information, centralize back-office functions and communicate effectively throughout our entire organization, giving us a competitive advantage.

Risk Factors

We depend on our executive officers.

Our success largely depends on the efforts and ability of our executive officers, Thomas S. Johnson, our President and Chief Executive Officer, Peter W. Shoemaker, our Senior Vice President and Chief Operating Officer, Raymond Schilling, our Senior Vice President and Chief Financial Officer, Michael E. Shea, Jr., our Senior Vice President of Sales, Alfred N. Vieira, our Vice President of Operations and Service, Todd S. Johnson, our Vice President of Acquisitions and Cecil McClary, our Vice President of Human Resources. Our executive officers developed and implemented our benchmarking model and have many years of experience in the office technology solutions industry and in the acquisition and integration of office technology solutions dealers. We do not carry key-man insurance on the life of any of our executive officers. The loss or interruption of the services of any one of our executive officers could disrupt operations, divert the attention of our other executive officers or otherwise could have an adverse effect on us.

We depend on the presidents of our core companies.

We depend on our core company presidents to operate our business and integrate acquired businesses profitably. Our localized management structure depends on the ability of these core company presidents to effectively and efficiently manage our businesses. Our core company presidents have extensive industry experience and long-standing relationships with the customers in the regions they serve. The loss of any of our core company presidents could result in the loss of these valuable relationships, disrupt operations, divert the attention of our executive officers and adversely impact our revenues.

Our markets are highly competitive.

We operate in highly competitive markets, which force us to compete aggressively for customers.

Our competitors in the automated office equipment market who sell to the middle-market include large, independent dealers and IKON Office Solutions, as well as, to a lesser extent, Xerox and Danka. Our competition also includes manufacturers’ sales and service divisions, office superstores and consumer electronics chains.

In the network integration solutions market we compete in the distribution of computer and network equipment with information technology direct marketers, including CDW, Insight and PC Connection; direct sellers such as Dell and Gateway; the sales and service divisions of companies such as Hewlett-Packard; and independent value-added resellers. Generally, information technology direct marketers are marketers of multi-brand computers and related technology products in the office technology solutions industry. Their business customers, like ours, are concentrated in the middle-market, and they access these customers through phone, fax and the Internet. In the delivery of services accompanying these products, we compete with smaller companies with regional or local operations, and the in-house capabilities of our customers.

Our competitors in the electronic presentation systems market include MCSI, information technology direct marketers and local distributors. Our competition also includes manufacturers’ sales and service divisions, office superstores and consumer electronics chains.

Some competitors have greater financial and personnel resources than we do. As a result, these competitors may have greater pricing flexibility, offer customers more locations and be able to devote more personnel to markets in which we compete. Competition from large, national competitors is likely to increase as we seek to attract additional customers and expand our markets geographically. Competition from large, national competitors will also increase if our industry continues to consolidate. As competition in our industry grows, we cannot assure you that we will have sufficient resources to compete effectively.

Our indebtedness results in significant debt service obligations and limitations.

We have incurred a substantial amount of acquisition-related debt and, as a result, we have significant debt service obligations. As of March 31, 2003, our total indebtedness was $194.8 million, which represented approximately 45.8% of our total capitalization. As of that date, we also had $123.0 million of additional borrowing availability under our prior senior credit facility. As of June 26, 2003, we had approximately $81.3 million of borrowing availability under our new senior credit facility, which replaced our prior senior credit facility. In addition, our new senior credit facility and the indenture governing our convertible notes allow us to incur additional indebtedness under certain circumstances. Substantially all of our real and personal property used in our business operations secures our obligations under our new senior credit facility. Our indebtedness may pose important consequences to investors, including the risks that:

•	we will use a substantial portion of our cash flow from operations to pay principal and interest on our debt, thereby reducing the funds available for acquisitions, working capital, capital expenditures and other general corporate purposes;

•	our borrowings under our new senior credit facility will make it more difficult to satisfy our debt obligations;

•	our borrowings under our new senior credit facility bear interest at variable rates, which will create higher debt service requirements if market interest rates increase;

•	our degree of leverage limits our ability to withstand competitive pressure and reduces our flexibility in responding to changes in business and economic conditions; and

•	our degree of leverage may hinder our ability to adjust rapidly to changing market conditions and could make us more vulnerable to downturns in the economy or in our industry.

If we cannot generate sufficient cash flow from operations to meet our obligations, we may be forced to reduce or delay acquisitions and other capital expenditures, sell assets, restructure or refinance our debt, or seek additional equity capital. We cannot assure you that these remedies would be available or satisfactory. Our cash flow from operations will be affected by prevailing economic conditions and financial, business and other factors which may be beyond our control.

Covenants in our new senior credit facility restrict our capacity to borrow and invest, which could impair our ability to expand or finance our operations.

The terms of our new senior credit facility impose operating and financial restrictions that limit our discretion on some business matters, which could make it more difficult for us to expand, finance our operations or engage in other business activities that may be in our interest. These restrictions limit or prohibit our ability to:

•	incur additional debt and prepay our subordinated debt;

•	use the entire aggregate net cash proceeds received by us in a common stock offering in our business because these restrictions require us to use 50% of these proceeds to pay down the loans under our new senior credit facility;

•	pay dividends or make other restricted payments;

•	undergo a change of control;

•	pledge or mortgage assets;

•	enter into transactions with related persons;

•	sell assets; or

•	consolidate, merge or sell all or substantially all of our assets.

If we fail to comply with these restrictions, amounts outstanding under our new senior credit facility could become immediately due and payable.

Our business depends on our vendor relationships and the availability of products.

The majority of our revenues come from the sale of office technology solutions equipment and from service and supply contracts for this equipment. As a result, our success depends on our access to reliable sources of equipment, parts and supplies at competitive prices. During the fiscal year ended March 31, 2003, we purchased 17% of our equipment, parts and supplies from Konica. There is no guarantee that Konica or any of our other vendors will continue to sell their products to us, or that they will do so at competitive prices. Finally, other factors, including reduced access to capital resulting from economic conditions, may impair our vendors’ ability to provide products in a timely manner or at competitive prices.

Technological developments will affect our business.

We must continue to respond to the rapidly changing environment in the office technology solutions industry. Our business would be adversely affected if we or our suppliers fail to anticipate which products or technologies will gain market acceptance or if we cannot sell these products at competitive prices. We cannot be certain that manufacturers of popular products will permit us to market their newly developed equipment. In addition, new products containing new technology may be sold through other channels of distribution. Technological advancements may result in lower per unit costs, which in turn may reduce our sales revenues. Similarly, reliability improvements may reduce our service revenues. Lastly, because we incur increased expenses to train our sales and service personnel on any new technologies, our operating margins may be negatively affected.

Our quarterly operating results may fluctuate due to the substantial amount of goodwill we carry as a result of our acquisition activity.

As a result of our acquisition activity, we have recorded a substantial amount of goodwill on our balance sheet. Effective April 1, 2001, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment on a periodic basis. Impairment of goodwill could occur if the “carrying amount” (as that term is used in SFAS No. 142) of any of our core companies exceeds its fair value, determined in accordance with SFAS No. 142. Such an event could result from a large number of factors, many of which are not in our control. Any goodwill impairments identified would be treated as a noncash operating charge for the period during which the impairment is identified and would adversely affect our quarterly operating results. Quarterly fluctuations in our results of operations may lead to volatility in the market price of our common stock and, in future quarters, our results of operations could be below the expectations of the public market. If our results of operations are below the expectations of the public market, the market price of our common stock could be materially adversely affected.

Difficulties in integrating businesses we acquire into our operations may demand time and attention from our senior management.

Integrating businesses we acquire may involve unanticipated delays, costs and/or other operational and financial problems. Successful integration of the businesses we acquire depends on a number of factors, including our ability to transition acquired businesses to our management information systems and the ability of our core companies to integrate acquired satellite businesses into their operations. In integrating businesses we acquire, we may not achieve expected economies of scale or profitability or realize sufficient revenues to justify our investment. For example, if we are unable to increase the sales force productivity at businesses we acquire as quickly as we expect, our operating results may not justify our investment in such businesses. If we encounter unexpected problems at one of the companies we acquire as we try to integrate it into our business, our senior management may be required to expend time and attention to address the problems, which would divert their time and attention from other aspects of our business.

We depend on our primary lease financing partner.

In our fiscal year ended March 31, 2003, over 80% of our automated office equipment sales were financed for our customers by third-party leasing companies, such as GECC. In our fiscal year ended March 31, 2003, the GECC program accounted for approximately 85% of all of our automated office equipment lease financing arrangements. These lease financing arrangements permit our customers to lease equipment without having to purchase the equipment with cash. This, in turn, generates sales and service revenue for us. Our current agreement with GECC terminates on September 30, 2004, and there is no assurance that GECC will renew the agreement on terms as favorable to us as those contained in our current agreement, or at all. If GECC terminates or fails to renew our financing arrangements, we would need alternative sources of financing for our customers. There is no guarantee we could find an alternative source of financing for our customers that provides as favorable rates and terms. Our inability to provide such financing would likely adversely impact our business.

Our certificate of incorporation, bylaws and debt covenants may delay or prevent a takeover of us.

Our certificate of incorporation and bylaws, as well as Delaware corporate law, contain provisions that could delay, defer or prevent a change in control. These provisions could limit the price that investors might be willing to pay for our common stock. Our certificate of incorporation allows us to issue, without stockholder approval, preferred stock that has rights senior to our common stock. Other provisions, including those under Delaware corporate law, impose various procedural and other requirements that could make it difficult for stockholders to effect certain corporate actions. In addition, some of our debt covenants may delay, defer or prevent a change in control.

Executive Officers of Global

Our executive officers and their positions and offices as of June 19, 2003 are as follows:

Name	Age	Position
Thomas S. Johnson	57	Director, President and Chief Executive Officer
Peter W. Shoemaker	60	Senior Vice President and Chief Operating Officer
Raymond Schilling	48	Senior Vice President, Chief Financial Officer, Secretary and Treasurer
Alfred N. Vieira	55	Vice President of Operations/Service
Todd S. Johnson	36	Vice President of Acquisitions
Cecil McClary	60	Vice President of Human Resources
Michael E. Shea, Jr.	55	Senior Vice President of Sales

Thomas S. Johnson, 57, has served as a director and as President and Chief Executive Officer since our founding in June 1994. From 1991 to 1994, Mr. Johnson was an office technology solutions industry consultant. From 1989 to 1990, Mr. Johnson served as Chief Operating Officer for Danka. From 1975 to 1989, Mr. Johnson worked at IKON (formerly known as Alco Standard Corporation) in various staff and operating roles. At the time Mr. Johnson left IKON, he was Vice President–Operations of the Office Products group and was responsible for acquisitions and turning around under-performing operations. Mr. Johnson has been involved in the acquisition of over 80 office equipment dealers since 1985 and has over 25 years of experience in acquiring and integrating businesses. Mr. Johnson graduated with a B.S. degree from the University of Florida in 1972 and received his M.B.A. from Harvard Business School in 1976.

Peter W. Shoemaker, 60, has served as our Senior Vice President and Chief Operating Officer since October 2002. Previously, Mr. Shoemaker spent 20 years with IKON in several senior management positions, most recently as Senior Vice President and President, Business Services—North America. From 1985 to 1994 he was President and Chief Executive Officer of A-Copy, a division of IKON and the largest office technology dealership in the United States. Mr. Shoemaker graduated with a B.A. in economics from Rutgers University in 1964 and received an M.B.A. from Rutgers University in 1966.

Raymond Schilling, 48, has served as our Senior Vice President since April 1999 and as Chief Financial Officer, Secretary and Treasurer since our inception in June 1994. From June 1994 to April 1999, Mr. Schilling also served as our Vice President. From 1988 to 1994, Mr. Schilling was Vice President–Finance of the California/Nevada region of McCaw Communications and responsible for all of its finance and administrative functions. From 1980 to 1988, Mr. Schilling worked with Mr. Thomas Johnson at IKON in various accounting and financial reporting functions, including as controller of Alco Office Products, where his responsibilities included acquisitions and evaluation, integration, development and installation of financial systems. From 1986 to 1988, Mr. Schilling also was Vice President of Finance and Administration of San Sierra Business Systems (an Alco Office Products dealer). From 1976 to 1980, Mr. Schilling was employed by Price Waterhouse as a C.P.A. In total, Mr. Schilling has been involved in the acquisition of over 59 businesses and has over 18 years of experience in acquiring and integrating businesses. Mr. Schilling graduated with a B.A. in Economics and Accounting from Muhlenberg College in 1976.

Alfred N. Vieira, 55, has served as our Vice President of Operations/Service since October 2000. From March 1997 to October 2000, Mr. Vieira served as our Vice President–Service. From May 1996 to March 1997, Mr. Vieira served as Vice President and General Manager of Felco Office Systems, Inc.’s four branch locations in south Texas. From 1979 to May 1996, Mr. Vieira was employed by Global Services, Inc., and served as its Vice President of Operations from May 1988 to May 1996. Mr. Vieira studied electrical engineering at City University of New York.

Todd S. Johnson, 36, has served as our Vice President of Acquisitions since April 1999 and has been employed by Global since July 1994 in various roles, including as Acquisition Team Manager. From 1993 to 1994, Mr. Johnson was employed as an office technology industry consultant. From 1989 to 1993, Mr. Johnson was an officer in the United States Marine Corps. Mr. Johnson graduated from Pennsylvania State University with a B.S. in

Business Management in 1989. Todd S. Johnson is the son of our President and Chief Executive Officer, Thomas S. Johnson.

Cecil McClary, 60, has served as our Vice President of Human Resources since February 2002. From April 1978 to June 2001, Mr. McClary was employed by Unisource, a Division of Georgia Pacific, and served as a Vice President of Human Resources from 1986 until he retired in 2001. Mr. McClary was employed by The Walt Disney Company from 1970 to 1978 as their Compensation Manager. Mr. McClary has a B.A. in Psychology from the University of South Carolina.

Michael E. Shea, Jr., 55, has served as our Senior Vice President of Sales since September 2002. Mr. Shea also continues as President of the CBS Blooms group, one of our subsidiaries. Mr. Shea founded Connecticut Business Systems in 1986, which was acquired by Global in 1998. Previously, Mr. Shea spent 14 years with Savin Corporation in numerous management positions, most recently as Vice President of Sales responsible for dealer and branch operations.

Item 2. Properties

None of the individual physical properties we use are material to our business.

Item 3. Legal Proceedings

Currently, Global is not involved in any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Global’s stockholders during the three months ended March 31, 2003.

PART II

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters

On May 16, 2003, we sold Wachovia Securities, Inc., Raymond James & Associates, Inc., SunTrust Capital Markets, Inc. and Robert W. Baird & Co. Incorporated (collectively, the “Initial Purchasers”) $57.5 million aggregate principal amount of our 4% convertible senior subordinated notes due 2008. The notes are convertible into shares of our common stock at a conversion price of $23.892 per share. This is the equivalent to a conversion rate of approximately 41.8550 shares per $1,000 principal amount of notes. The offer and sale of the units to the Initial Purchasers was exempt from registration pursuant to the exemption afforded by
Section 4(2) of the Securities Act of 1933. The Initial Purchasers, in turn, reoffered the units to qualified institutional buyers pursuant to the exemption from the registration requirements of the Securities Act afforded by Rule 144A thereunder.

The gross proceeds to us from the notes offering were $57.5 million, and the net proceeds to us, after paying the Initial Purchasers’ discount of approximately $2.0 million, were approximately $55.5 million.

The other information required by this item is set forth in the “quarterly financial data” section appearing in our 2003 Annual Report to Stockholders and is incorporated herein by reference. Portions of our 2003 Annual Report to Stockholders that are incorporated into this Form 10-K are filed as Exhibit 13.1 to this Form 10-K.

Item 6. Selected Financial Data

The presentation of selected financial data as of and for the five years ended March 31, 2003 is included in the “selected consolidated financial data” section appearing in our 2003 Annual Report to Stockholders and is incorporated by reference into this Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is set forth in the “management’s discussion and analysis of financial condition and results of operations” section appearing in our 2003 Annual Report to Stockholders, and is incorporated by reference into this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is set forth in the “management’s discussion and analysis of financial condition and results of operations” section appearing in our 2003 Annual Report to Stockholders, and is incorporated by reference into this Form 10-K.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary financial information required by this item are set forth in our 2003 Annual Report to Stockholders and are incorporated by reference into this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

For information with respect to our executive officers, see “Executive Officers of Global “ at the end of Part I, Item 1 of this Form 10-K. For information with respect to our directors, see “Election of Directors” in the proxy statement for the 2003 annual meeting of stockholders to be held in August 2003, which is incorporated by reference into this Form 10-K. Information required by Item 405 of Regulation S-K will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for the 2003 annual meeting of stockholders to be held in August 2003 and is incorporated by reference into this Form 10-K.

Item 11. Executive Compensation

Information with respect to executive compensation is incorporated by reference into this Form 10-K to the information under the captions “Compensation of Directors” and “Executive Compensation” in our proxy statement for the 2003 annual meeting of stockholders to be held in August 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership of certain beneficial owners and our management is incorporated by reference into this Form 10-K to the information under the caption “Voting Securities and Principal Holders Thereof” in our proxy statement for the 2003 annual meeting of stockholders to be held in August 2003. Information with respect to our equity compensation plans will be included under the caption “Equity Compensation Plan Information” in our proxy statement for the 2003 annual meeting of stockholders to be held in August 2003 and is incorporated by reference into this Form 10-K.

Item 13. Certain Relationships and Related Transactions

Information with respect to certain relationships and transactions is incorporated by reference into this Form 10-K to the information under the caption “Certain Relationships and Transactions” in our proxy statement for the 2003 annual meeting of stockholders to be held in August 2003.

Item 14. Controls and Procedures

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

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)

1. Financial Statements

The consolidated financial statements as of March 31, 2003 and 2002 and for each of the three years in the period ended March 31, 2003, together with the report thereon of Ernst & Young LLP dated May 9, 2003 except for Note 18, as to which the date is June 26, 2003, appearing in our 2003 Annual Report to Stockholders are incorporated by reference into Part II, Item 8 of this Form 10-K. With the exception of the information incorporated by reference in Part II, Items 5, 6, 7, 7A and 8 of this Form 10-K, our 2003 Annual Report to Stockholders is not to be deemed filed as part of this report.

Consolidated balance sheets as of March 31, 2003 and 2002

Consolidated statements of operations for the years ended March 31, 2003, 2002 and 2001

Consolidated statements of cash flows for the years ended March 31, 2003, 2002 and 2001

Consolidated statements of stockholders’ equity for the years ended March 31, 2003, 2002 and 2001

Notes to consolidated financial statements

Report of Independent Certified Public Accountants

2. Financial Statement Schedules Required by Items 8 and 15(d)

Included in this annual report is the following additional financial data, which should be read in conjunction with the consolidated financial statements in Global’s 2003 Annual Report to Stockholders:

Report of Independent Certified Public Accountants

Schedule II—Valuation and Qualifying Accounts for each of the three years in the period ended March 31, 2003

Supplemental schedules not included with the additional financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits

The Exhibit Index filed herewith is incorporated herein by reference.

(b) Reports on Form 8-K

During the three months ended March 31, 2003, Global did not file any current reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Global Imaging Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Imaging Systems, Inc.

By:	/s/ Thomas S. Johnson
Thomas S. Johnson President and Chief Executive Officer

Date:  June 26, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of June 26, 2003.

Name	Title
/s/ Thomas S. Johnson Thomas S. Johnson	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Raymond Schilling Raymond Schilling	Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

/s/ Carl D. Thoma Carl D. Thoma	Chairman of the Board

/s/ Daniel T. Hendrix Daniel T. Hendrix	Director

/s/ Peter Dinan Peter Dinan	Director

/s/ Mark A. Harris Mark A. Harris	Director

/s/ R. Eric McCarthey R. Eric McCarthey	Director

/s/ Edward N. Patrone Edward N. Patrone	Director

/s/ M. Lazane Smith M. Lazane Smith	Director

CERTIFICATIONS

I, Thomas S. Johnson, certify that:

1.	I have reviewed this annual report on Form 10-K of Global Imaging Systems, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

June 26, 2003	/s/ Thomas S. Johnson
Date	Thomas S. Johnson President and Chief Executive Officer

CERTIFICATIONS

I, Raymond Schilling, certify that:

1.	I have reviewed this annual report on Form 10-K of Global Imaging Systems, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

June 26, 2003	/s/ Raymond Schilling
Date	Raymond Schilling Senior Vice President, Chief Financial Officer, Secretary and Treasurer

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors

Global Imaging Systems, Inc.

We have audited the consolidated financial statements of Global Imaging Systems, Inc. as of March 31, 2003 and 2002, and for each of the three years in the period ended March 31, 2003, and have issued our report thereon dated May 9, 2003, except for Note 18, as to which the date is June 26, 2003. Our audits also included the financial statement schedule listed in Item 15(a) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    Ernst & Young LLP

Tampa, Florida

May 9, 2003, except for Note 18,

as to which the date is June 26, 2003

GLOBAL IMAGING SYSTEMS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Allowance for doubtful accounts:

		Additions
	Balance at the Beginning of the period	Charged to Costs and Expenses	Charged to Other Accounts(1)	Deductions(2)	Balance at the End of the period
Year Ended:
March 31, 2001	$2,064,185	$972,752	$216,968	$1,104,271	$2,149,634
March 31, 2002	2,149,634	1,487,023	32,981	1,293,760	2,375,878
March 31, 2003	2,375,878	1,195,559	204,959	1,105,485	2,670,911

Reserve for excess and slow-moving inventory:

		Additions
	Balance at the Beginning of the period	Charged to Costs and Expenses	Charged to Other Accounts(1)	Deductions(3)	Balance at the End of the period
Year Ended:
March 31, 2001	$2,798,876	$1,209,059	$493,683	$1,089,736	$3,411,882
March 31, 2002	3,411,882	1,290,012	206,430	1,163,361	3,744,963
March 31, 2003	3,744,963	1,607,190	1,257,389	1,901,089	4,708,453

(1)	These amounts primarily represent reserve balances acquired in connection with business combinations.
(2)	Represents accounts written off during the year net of recoveries.
(3)	Represents the write-down of inventory to the lower of cost or market.

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Global Imaging Systems, Inc. (1)

3.2	Amended and Restated Bylaws of Global Imaging Systems, Inc. (1)

4.1	Specimen common stock certificate. (1)

4.2	Indenture dated as of May 16, 2003 between Global, the subsidiary guarantors and the Bank of New York, as Trustee, relating to the 4% Convertible Senior Subordinated Notes due 2008. +

4.3	Form of Global Note. +

4.4	Form of Certificated Note. +

4.5	Second Amended and Restated Credit Agreement, dated as of June 25, 2003, by and among Global and certain of its subsidiaries, as Borrowers, the Lenders referred to therein and Wachovia Bank, National Association, as Administrative Agent, General Electric Capital Corporation, as Syndication Agent, and SunTrust Bank, as Documentation Agent. +

4.6	Amended and Restated Security Agreement, dated as of June 25, 2003, by and among Global and certain of its subsidiaries, as Grantors, and Wachovia Bank, National Association, as Administrative Agent, for the benefit of itself and the Lenders referred to therein. +

4.7	Amended and Restated Pledge Agreement, dated as of June 25, 2003, by and among Global and certain of its subsidiaries, as Pledgors, and Wachovia Bank, National Association, as Administrative Agent, for the benefit of itself and the Lenders referred to therein. +

10.1	Registration Agreement, dated as of June 9, 1994, as amended, by and among Global and the stockholders identified therein. (2)

10.2	Amendment No. 4 to and Waiver Under Registration Agreement, dated as of December 11, 2001, by and among Global and the stockholders identified therein. +

10.3	Senior Executive Agreement, dated as of April 1, 2002, by and between Global and Thomas S. Johnson. (6)*

10.4	Senior Executive Agreement, dated as of April 1, 2002, by and between Global and Raymond Schilling. (6)*

10.5	Senior Executive Agreement, dated as of April 1, 2000, by and between Global and Alfred N. Vieira. (4)*

10.6	Senior Executive Agreement, dated as of April 1, 2000, by and between Global and Todd S. Johnson. (4)*

10.7	Senior Executive Agreement, dated as of July 1, 2002, by and between Global and Cecil A. McClary. (8)*

10.8	Senior Executive Agreement, dated as of September 1, 2002, by and between Global and Michael Shea. (8)*

10.9	Senior Executive Agreement, dated as of October 1, 2002, by and between Global and Peter W. Shoemaker. (8)*

10.10	Amended and Restated 1998 Stock Option and Incentive Plan. * +

10.11	Form of Incentive Stock Option Agreement. * +

10.12	Form of Non-Incentive Stock Option Agreement. * +

10.13	Form of Director’s Non-Incentive Stock Option Agreement. * +

10.14	Director Non-Incentive Stock Option Agreement. (3)*

10.15	Amended and Restated 2001 Stock Option Plan. (6)

10.16	Form of Non-Incentive Stock Option Agreement. (5)

10.17	Form of Indemnification Agreement between Global and its directors and executive officers. (1)*

10.18	Thomas S. Johnson Restricted Stock Agreement dated June 27, 2002. (7)*

10.19	Raymond Schilling Restricted Stock Agreement dated June 27, 2002. (7)*

Exhibit No.	Description

10.20	Peter W. Shoemaker Restricted Stock Agreement dated October 1, 2002. (9)*

10.21	Registration Rights Agreement, dated May 16, 2003, by and among Global, the subsidiary guarantors, Wachovia Securities, Inc., Raymond James & Associates, Inc., SunTrust Capital Markets, Inc. and Robert W. Baird & Co. Incorporated. +

13.1	Incorporated portions of Annual Report to Stockholders for the Year Ended March 31, 2003.+

21.1	Subsidiaries of Global.+

23.1	Consent of Ernst & Young LLP.+

99.1	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

(1)	Incorporated by reference to Global’s Registration Statement on Form S-1, No. 333-48103, as filed with the SEC on May 8, 1998.
(2)	Incorporated by reference to Global’s Registration Statement on Form S-1, No. 333-48103, as filed with the SEC on March 17, 1998.
(3)	Incorporated by reference to Global’s Registration Statement on Form S-8, No. 333-80801, as filed with the SEC on June 16, 1999.
(4)	Incorporated by reference to Global’s Annual Report on Form 10-K for the period ended March 31, 2000.
(5)	Incorporated by reference to Global’s Registration Statement on Form S-8, No. 333-74786, as filed with the SEC on December 7, 2001.
(6)	Incorporated by reference to Global’s Annual Report on Form 10-K/A for the period ended March 31, 2002.
(7)	Incorporated by reference to Global’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.
(8)	Incorporated by reference to Global’s Quarterly Report on Form 10-Q for the period ended September 30, 2002.
(9)	Incorporated by reference to Global’s Quarterly Report on Form 10-Q for the period ended December 31, 2002.

+	Filed herewith.
*	Management contract or compensatory plan, contract or arrangement.
**	Confidential treatment has been granted for portions of this exhibit.