Form 10-Q
period 2003-06-30
GLOBAL IMAGING SYSTEMS INC
filed 2003-08-08
CIK 1050167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

The registrant had 21,450,993 shares of common stock, $.01 par value, outstanding as of August 6, 2003.

PART I—FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements

GLOBAL IMAGING SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	June 30, 2003	March 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$964	$11,343
Accounts receivable, net of allowance for doubtful accounts ($2,757 and $2,671 at June 30, 2003 and March 31, 2003, respectively)	83,311	74,248
Inventories	75,686	80,810
Deferred income taxes	5,829	5,749
Prepaid expenses and other current assets	2,823	2,388

Total current assets	168,613	174,538
Rental equipment, net	16,569	12,897
Property and equipment, net	10,851	11,364
Other assets	831	912
Related party notes receivable	400	400
Intangible assets, net:
Goodwill	330,951	327,948
Noncompete agreements	599	633
Financing fees	5,443	3,346

Total assets	$534,257	$532,038

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,713	$39,916
Accrued liabilities	10,111	11,258
Accrued compensation and benefits	12,186	14,945
Accrued interest	456	1,660
Current maturities of long-term debt	1,518	878
Deferred revenue	22,548	22,617
Income taxes payable	5,500	5,886

Total current liabilities	83,032	97,160
Deferred income taxes	11,900	10,924
Long-term debt, less current maturities	203,477	193,873

Total liabilities	298,409	301,957
Stockholders’ equity:
Preferred stock, $.01 par value:	—	—
10,000,000 shares authorized: no shares issued.
Common stock, $.01 par value:
50,000,000 shares authorized: 22,333,132 and 22,247,243 shares issued and 21,367,598 and 21,264,923 shares outstanding at June 30, 2003 and March 31, 2003, respectively	223	223
Common stock held in treasury, at cost: 965,534 and 982,320 shares at June 30, 2003 and March 31, 2003, respectively	(8,492)	(8,638)
Additional paid-in capital	137,682	136,355
Retained earnings	108,226	103,934
Unearned stock-based compensation	(1,452)	(1,570)
Accumulated other comprehensive loss	(339)	(223)

Total stockholders’ equity	235,848	230,081

Total liabilities and stockholders’ equity	$534,257	$532,038

See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended June 30,
	2003	2002
Revenues:
Equipment and supplies sales	$134,818	$113,563
Service and rentals	45,354	40,099

Total revenues	180,172	153,662
Costs and operating expenses:
Cost of equipment and supplies sales	88,382	73,364
Service and rental costs	23,306	19,825
Selling, general and administrative expenses	48,657	42,460
Intangible asset amortization	146	194

Total costs and operating expenses	160,491	135,843

Income from operations	19,681	17,819
Loss on early extinguishment of debt	8,433	—
Interest expense	4,142	4,985

Income before income taxes	7,106	12,834
Income taxes	2,814	5,146

Net income	$4,292	$7,688

Net income per common share:
Basic	$.20	$.37

Diluted	$.19	$.36

Weighted average number of shares outstanding:
Basic	21,289	20,892
Diluted	23,127	21,511

See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(IN THOUSANDS)

	Three Months Ended June 30,
	2003	2002
OPERATING ACTIVITIES:
Net income	$4,292	$7,688
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,705	3,380
Amortization	146	194
Amortization of financing fees	357	299
Non-cash portion of loss on early extinguishment of debt	3,058	—
Deferred income taxes	974	1,006
Unearned stock-based compensation	118	71
Changes in operating assets and liabilities, net of amounts acquired in purchase business combinations:
Accounts receivable	(8,790)	(1,994)
Inventories	5,328	(8,881)
Prepaid expenses and other current assets	(435)	59
Other assets	84	41
Accounts payable	(9,397)	6,740
Accrued liabilities, compensation and benefits and interest	(5,415)	1,248
Deferred revenue	(192)	7
Income taxes payable	(437)	2,168

Net cash (used in) provided by operating activities	(6,604)	12,026
INVESTING ACTIVITIES:
Purchase of property, equipment and rental equipment	(6,855)	(2,797)
Payment for purchase of businesses, net of cash acquired	(2,811)	(1,438)

Net cash used in investing activities	(9,666)	(4,235)
FINANCING ACTIVITIES:
Net payments on revolving line of credit	(19,349)	(7,929)
Net payments on other long-term debt	(67,907)	—
Proceeds from issuance of long-term debt	140,000	—
Redemption and retirement of notes	(100,000)	—
Issuance of convertible notes	57,500	—
Financing fees paid	(5,512)	(127)
Common stock issued for cash	1,159	265

Net cash provided by (used in) financing activities	5,891	(7,791)

Net decrease in cash and cash equivalents	(10,379)	—
Cash and cash equivalents, beginning of period	11,343	—

Cash and cash equivalents, end of period	$964	$—

Supplemental disclosure of non-cash financing activities:
Issuance of restricted stock	$—	$1,175

See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

	Common Stock
	Number of Shares	Par Value	Held in Treasury, at cost	Additional Paid-in Capital	Retained Earnings	Unearned Stock-based Compensation	Accumulated Other Comprehensive Loss	Total
Balances at March 31, 2003	21,264,923	$223	$(8,638)	$136,355	$103,934	$(1,570)	$(223)	$230,081
Comprehensive income:
Net income	—	—	—	—	4,292	—	—	4,292
Unrealized loss on derivative instrument	—	—	—	—	—	—	(116)	(116)

Total comprehensive income								4,176
Stock options exercised	85,889	—	—	1,159	—	—	—	1,159
Treasury stock issued in conjunction with acquisitions	16,786	—	146	168	—	—	—	314
Amortization of unearned stock-based compensation	—	—	—	—	—	118	—	118

Balances at June 30, 2003	21,367,598	$223	$(8,492)	$137,682	$108,226	$(1,452)	$(339)	$235,848

See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 1. BASIS OF PRESENTATION

The accompanying consolidated balance sheet as of June 30, 2003, consolidated statements of operations for the three months ended June 30, 2003 and 2002, consolidated statements of cash flows for the three months ended June 30, 2003 and 2002, and the consolidated statement of stockholders’ equity for the three months ended June 30, 2003 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Global Imaging Systems, Inc.’s (together with its subsidiaries, “Global” or the “Company”) Annual Report for the year ended March 31, 2003. Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2. STOCK OPTION PLANS

In 1998, the Board of Directors adopted a stock option plan under which, as currently in effect, 2,520,000 shares of our common stock may be issued pursuant to stock options granted or sold as restricted stock to directors, officers, and employees of and consultants to the Company. At our annual meeting of stockholders to be held on August 18, 2003, we have proposed that stockholders approve an amendment to our 1998 plan that would increase the total number of shares that may be issued under the plan to 3,320,000. As of June 30, 2003, options to purchase 2,197,397 shares of our common stock were outstanding under the stock option plan. During the three months ended June 30, 2003, options to purchase an aggregate of 258,000 shares were granted under the 1998 stock option plan with exercise prices ranging from $18.55 to $18.99 per share. Additionally, we have issued 102,500 shares of restricted stock under the 1998 plan.

On January 25, 2001, the Board of Directors adopted the Global Imaging Systems, Inc. 2001 Stock Option Plan under which we may grant options to purchase up to 300,000 shares of our common stock to employees of and service providers to Global, except for our executive officers and directors. Stock options granted under the 2001 stock option plan have the same terms as those granted under the 1998 plan. As of June 30, 2003, options to purchase 242,340 shares were outstanding under the 2001 stock option plan. During the three months ended June 30, 2003, no options were granted under the 2001 stock option plan.

In addition to options outstanding under our stock option plans, 10,000 shares of our common stock are issuable upon the exercise of an option granted outside of our stock option plans. This option is exercisable at a price of $12.00 per share.

We have adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123. SFAS No. 148 allows for continued use of recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for those plans. We apply the intrinsic value recognition and measurement principles of APB Opinion No. 25 and related interpretations in accounting for those plans. No stock-based employee compensation expense is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions to stock-based employee compensation. Such disclosure is not necessarily indicative of the fair value of stock options that could be granted by us in future fiscal years or of the value of all options currently outstanding.

	For Three Months Ended
	June 30, 2003	June 30, 2002
Net income, as reported	$4,292	$7,688
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(711)	(411)

Pro forma net income	$3,581	$7,279

Earnings per share:
Basic—as reported	$.20	$.37

Basic—pro forma	.17	.35

Diluted—as reported	.19	.36

Diluted—pro forma	.15	.34

NOTE 3. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution from the exercise of stock options as well as the conversion of convertible notes into common stock.

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations (shares in thousands):

	For Three Months Ended
	June 30, 2003	June 30, 2002
Numerator:
Numerator for basic earnings per share	$4,292	$7,688
Effect of dilutive securities:
4% convertible notes	212	—

Numerator for diluted earnings per share	$4,504	$7,688

Denominator:
Denominator for basic earnings per share	21,289	20,892
Effect of dilutive securities:
4% convertible notes	1,190	—
Employee stock options	648	619

Denominator for diluted earnings per share	23,127	21,511

NOTE 4. ACQUISITIONS

During the three months ended June 30, 2003, we acquired one business that provides office-imaging solutions and related services. Aggregate consideration, net of cash acquired, for this acquisition was approximately $3,114, consisting of cash, 16,786 shares of our common stock (valued at $314, based on the fair value of the stock) and acquisition related expenses. Liabilities assumed in connection with this acquisition totaled approximately $460. Fair value of total assets acquired in the acquisition consisted of approximately $581 of tangible assets and approximately $3,044 of goodwill. This acquisition was accounted for by the purchase method of accounting and, accordingly, is included in the results of operations from its date of acquisition.

The unaudited pro forma results presented below include the effects of our acquisitions for fiscal years 2004 and 2003 as if they had been consummated as of April 1, 2002. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated at the beginning of the year prior to acquisition.

	Unaudited Pro forma Three Months Ended June 30,
	2003	2002
Revenues	$180,475	$166,971
Net income	$4,335	$7,846

Net income per common share:
Basic	$.20	$.37
Diluted	$.19	$.36

NOTE 5. COMPREHENSIVE INCOME

The following table presents a reconciliation of comprehensive income, comprised of net income and the unrealized gain (loss) on cash flow hedges.

	Three Months Ended
	June 30, 2003	June 30, 2002
Net income	$4,292	$7,688
Unrealized gain (loss) on cash flow hedges, net of tax	(116)	75

Total comprehensive income	$4,176	$7,763

NOTE 6. LONG-TERM DEBT

Long-term debt consisted of the following at June 30, 2003 and March 31, 2003:

	June 30, 2003	March 31, 2003
Term and revolving loans	$147,174	$94,407
4% convertible senior subordinated notes due 2008	57,500	—
10¾% senior subordinated notes due 2007	—	100,000
Various notes payable	321	344

Total long-term debt	204,995	194,751
Less: Current maturities	(1,518)	(878)

Long-term debt, less current maturities	$203,477	$193,873

On June 25, 2003 we refinanced our prior senior credit facility by amending and restating that credit agreement and borrowed a portion of the available funds from the amended and restated senior credit facility to pay all amounts owing under the prior facility. On June 26, 2003, we used funds borrowed under the amended and restated senior credit facility to redeem the entire $100,000 aggregate principal amount of our 10¾% senior subordinated notes due 2007. We paid approximately $109,300 to redeem the 10¾% notes, which amount includes a prepayment premium of approximately $5,400 plus all accrued and unpaid interest through the redemption date of approximately $3,900. We refer to the amended and restated senior credit facility as our new senior credit facility. Our new senior credit facility is with a syndicate of banks and financial institutions, with Wachovia Bank, National Association serving as administrative agent. Our new senior credit facility is comprised of a $90,000 five-year revolving credit line and a $140,000 six-year term loan. The revolving credit line of the new senior credit facility bears interest at rates ranging from 2.25% to 2.75% over LIBOR or from 1.00% to 1.50% over a base rate related to the prime rate, and will vary according to our ratio of total funded debt to earnings before interest, taxes, depreciation and amortization. The term loan bears interest at a rate of 3.00% over LIBOR or 2.00% over a base rate related to the prime rate. The new senior credit facility provides for an unused commitment fee payable to the lenders and certain other fees payable by us and our material subsidiaries. The commitment fee rates range from .50% to .75% of the unused balance. We paid commitment fees of $118 and $113 for the quarters ended June 30, 2003 and 2002, respectively, in connection with unused balances under both our prior and new senior credit facilities. Amounts borrowed under the revolving credit line of the new senior credit facility may be repaid and borrowed over the life of the new senior credit facility, with a final maturity date of June 25, 2008. The terms of the new senior credit facility require strict compliance with various affirmative, negative, and financial covenants. Amounts borrowed under the senior credit facility may be used to fund working capital and general corporate purposes, including acquisitions, subject to the lenders’ approval in the case of acquisitions with a cash purchase price of over $50,000 or an aggregate purchase price (cash, stock or other consideration) of over $75,000. We are prohibited from paying cash dividends under the terms of the agreement governing our new senior credit facility.

During the three months ended June 30, 2003 we incurred a loss on early extinguishment of debt in the amount of $8,433 related to the refinancing of our prior senior credit facility and the redemption of our 10¾% senior subordinated notes due 2007. The loss is made up of a prepayment premium of $5,375 for the early redemption of our 10¾% notes and a $3,058 non-cash charge for the write-off of the unamortized portion of financing fees related to those notes and the prior senior credit facility.

On May 16, 2003, we issued $57,500 of 4% convertible senior subordinated notes due 2008, which we refer to as our convertible notes, in a private placement to institutional investors. The issuance of our convertible notes was the first part of a plan to refinance our long-term indebtedness. The net proceeds were used to repay a portion of the amount outstanding under our prior senior credit facility. The convertible notes bear interest at 4%, payable semi-annually, and are convertible into our common stock at any time at the conversion rate of approximately 41.8550 shares per one thousand principal amount of the convertible notes. This is equivalent to a conversion price of $23.892 per share. The convertible notes may be redeemed on or after May 20, 2006, in whole or in part, at the following redemption prices expressed as percentages of the outstanding principal amount:

Redemption Period	Percentage
May 20, 2006 through May 14, 2007	101.6%
May 15, 2007 through May 14, 2008	100.8%
May 15, 2008 and thereafter	100.0%

The convertible notes are jointly and severally guaranteed by our current and certain of our future subsidiaries on a senior subordinated basis.

We enter into interest rate swap agreements to hedge the fluctuations in variable interest rates and do not use derivative instruments for speculative purposes. Effective November 12, 2002, we entered into a three-year swap agreement. This agreement effectively converted $20,000 of our variable-rate debt to fixed-rate debt, reducing the exposure to changes in interest rates. Under this swap agreement, we received an average variable rate of 1.3% and paid an average fixed rate of 2.7% for the period from March 31, 2003 to June 30, 2003. We have recognized a loss, net of tax, of approximately $116 for the three month period ended June 30, 2003 related to the change in the fair value of the interest rate swap, which has been recorded in comprehensive income.

NOTE 7. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the EITF reached a consensus on Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. EITF Issue No. 02-16 provides guidance regarding how a reseller of a vendor’s products should account for cash consideration received from that vendor. As a result of adopting the provisions of EITF Issue No. 02-16 effective April 1, 2003, we reclassified certain vendor incentives from selling, general and administrative expenses to cost of goods sold in both the current and prior year. We deemed these reclassifications to be immaterial to our consolidated financial position and results of operations.

In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. We do not expect the adoption of this statement to have a material impact on our consolidated financial position and results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. We do not expect the adoption of this statement to have a material impact on our consolidated financial position and results of operations.

NOTE 8. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

We have issued $57,500 of 4% convertible senior subordinated notes that are fully and unconditionally guaranteed on a joint and several basis by all our existing subsidiaries (the Guarantors), each of which is wholly owned, directly or indirectly, by us. We are a holding company all of whose operations are conducted by the Guarantors and we have no operations or assets separate from its investment in its subsidiaries.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes included elsewhere in this Report on Form 10-Q and our Annual Report for the year ended March 31, 2003. The discussion in this section contains forward-looking statements, including statements relating to the pace of our future acquisitions and overall growth, the benefits that will be realized by businesses we have acquired or may acquire, our future product and service offerings, pace of borrowings and future cash flows. These forward-looking statements are based largely on management’s current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to risks, uncertainties and assumptions, which could cause our actual results to differ materially from the results suggested by these forward-looking statements. Some factors that may cause our results to differ materially from these statements are:

•	the departure of one or more of our executive officers or a substantial number of our core company presidents could disrupt our operations, divert the attention of our management, or otherwise adversely affect our revenues.

•	the highly competitive nature of the markets we serve may result in changes in our competitive climate, which could require us to lower prices and therefore would reduce our revenues with no corresponding reduction in cost.

•	our significant debt service obligations may exacerbate the affect on our cash flow if downturns in economic and business conditions hinder our ability to adjust to rapidly changing market conditions.

•	covenants in our new senior credit facility impose operating and financial restrictions that limit our discretion on some business matters, which may affect our future financing plans or our ability to enter into certain types of strategic transactions.

•	our dependence on our vendor relationships, the availability of products and our lease financing partners.

•	some or all of our substantial amount of goodwill may become impaired, which would adversely affect our operating results.

•	fewer than expected acquisition opportunities could slow our growth.

•	recognition of unanticipated costs and delays associated with ongoing integration efforts.

•	increases in borrowing rates and costs which could limit our acquisitions, cause us to reduce our pace of acquisitions or growth, or accelerate the time in which we need to obtain new financing.

•	technological developments that may reduce demand for the products and services we sell or result in us facing increased competition to sell those products and services.

Information regarding many of these factors and other factors that may cause our actual results to differ materially from those contained in the forward-looking statements is presented in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended March 31, 2003. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a leading provider of office technology solutions to middle-market businesses in the United States. We sell and provide contract services for automated office equipment, including copiers, facsimile machines and printers, network integration solutions and electronic presentation systems. We believe that the markets for our products and services are converging as technology advancements and innovation produce increases in automated office equipment functionality and networking capabilities. We offer solutions incorporating products from Konica, Canon, Ricoh, Sharp, Hewlett-Packard, IBM, Microsoft, InFocus, Sony and other leading companies from a network of 140 locations in 28 states and the District of Columbia. The contractual nature of our service and supply business, tailored lease financing programs, high level of repeat equipment purchases and our emphasis on superior customer service generate stable and recurring revenue streams. Since our founding in June 1994, we have acquired 60 businesses, all within the United States, which we have organized as a network of 15 core companies with corresponding satellite businesses. We believe the businesses we have acquired and the businesses we acquire in the future will benefit from our various programs and operating strategies. These benefits include increased operating efficiencies, the support of experienced and professional senior management, expansion of the types of office imaging products and services offered, increased access to capital and enhanced financial management.

Our revenues come from two sources: sales of equipment and related supplies; and sales of complementary services and equipment rentals. The growth of our revenues depends on the demand for the equipment we offer, our reputation for providing timely and reliable service, our competitors’ actions in the marketplace and general economic conditions. Sales of complementary supplies, parts and services are affected by equipment sales and rental volumes. Most of our service revenue is generated by contractual arrangements to service automated office equipment.

Our gross profit as a percentage of revenues varies from period to period depending on a number of variables including the mix of revenues from equipment, supplies, service and rentals; the mix of revenues among the markets served by us; and the mix of revenues of the businesses acquired by us. As we acquire businesses, the percentage of our revenues that come from sales of equipment and supplies, as opposed to service and rentals, fluctuates depending on whether the businesses acquired are primarily automated office equipment dealers or are network integrators or electronic presentation systems dealers. Automated office equipment dealers typically derive a higher percentage of their revenues from service and rentals and a lower percentage from sales of equipment and supplies than do network integrators or electronic presentation system dealers. Generally, sales of equipment and supplies have lower gross profit margins than revenues from service and rentals. In addition, equipment sales in the automated office equipment market generally have higher gross profit margins than equipment sales in the network integration or electronic presentation systems markets. To the extent these markets grow faster than the automated office equipment market, over time a larger percentage of our revenues and gross profits may be derived from sales that have lower gross profit margins than our current gross profit margins.

Cost of goods sold consists primarily of the cost of new equipment, cost of supplies and parts, labor costs to provide services, rental equipment depreciation and other direct operating costs. We depreciate our rental equipment primarily over a three-year period on a straight-line basis.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an ongoing basis, we evaluate these estimates, including those related to accounts receivable, inventories, vendor incentives, intangible assets and contingencies. Our estimates and judgments are based on currently available information, historical results and other assumptions we believe to be reasonable. Actual results could differ materially from these estimates. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Accounts Receivable

We maintain allowances for doubtful accounts for estimated losses arising from the inability of our customers to make required payments. We evaluate the need for adjustments to our allowance for doubtful accounts at least quarterly. Our estimate of losses is based upon prior collection experience, a review of specific customers and their ability to pay, and an overall appraisal of current economic conditions. If the financial condition of our customers were to deteriorate, resulting in a reduced ability to make payments, additional allowances may be required which would reduce net income.

Inventories

Inventories are valued at the lower of cost or market value. For equipment, cost equals either the average cost of inventory or, in the case of some specifically identified equipment inventory, the actual cost of that equipment inventory. For related parts and supplies, cost equals the average cost of inventory. We evaluate the need for adjustments to our reserve for excess and slow-moving inventory at least quarterly. We write-down our inventories for estimated obsolescence by an amount equal to the difference between the cost of the inventories and their estimated market values based upon an aging analysis of the inventories on hand, specifically known inventory-related risks and assumptions about future demand and market conditions. These write-downs are reflected in our cost of sales. If actual market conditions are less favorable than those projected by management, additional write-downs may be required which could have an adverse effect on our financial results.

Vendor Incentives

We receive incentives from some of our vendors related to volume rebates, cooperative advertising allowances and other programs or agreements. These incentive programs are generally for quarterly periods and do not vary significantly from quarter to quarter. There are a limited number of annual volume rebate programs offered periodically by some of our vendors. The potential rebate amounts offered by these annual programs is significantly less than the quarterly rebate programs. We do not record any volume rebate until it is probable that it will be earned and the amount can be reasonably estimated. We record unrestricted volume rebates received as a reduction of inventories and recognize the incentives as a reduction to cost of sales when the related inventories are sold. Cooperative advertising allowances are generally required by the vendor to be used by us exclusively for advertising or other marketing programs. These restricted cooperative advertising allowances are recognized as a reduction to selling, general and administrative expenses as the related marketing expenses are incurred. Amounts received or receivable from vendors that are not yet earned are deferred in the consolidated balance sheets. In addition, we receive early payment discounts from certain vendors. We record early payment discounts received as a reduction of inventories and recognize the discount as a reduction to cost of sales when the related inventories are sold.

Intangible Assets

As a result of our acquisition activity, we carry a substantial amount of goodwill, which is the excess of the cost of our acquired businesses over the fair value of the acquired net assets. We examine the carrying value of our goodwill and our other intangible assets as current events and circumstances warrant to determine whether there are any impairment losses. For goodwill, we test the recorded amount on the first day of the fourth quarter of our fiscal year, or more frequently if conditions change, by comparing the recorded value to estimated fair value. If indicators of impairment were present relating to other intangible assets and future cash flows were not expected to be sufficient to recover the assets’ carrying amount, an impairment loss would be charged to expense in the period identified. To date, we have not identified any event that would indicate an impairment of the value of goodwill or other intangible assets recorded in our consolidated financial statements.

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

RESULTS OF OPERATIONS

The following table sets forth our total revenues, revenues by type and our estimated internal growth rates for all revenues during the periods indicated. We calculate the internal growth rate for each period by comparing total revenues earned by businesses that were part of our company during the entire subject period and the corresponding period in the prior year to the total revenues earned by those same businesses during the corresponding period in the prior year when the businesses were also part of our company. The growth rates provided are our best estimates of changes in total revenues that are not the result of business acquisitions during a particular period.

	Three Months Ended June 30,
	2003	2002
Revenues:
Equipment revenues	$112,130	$94,163
Supplies revenues	22,688	19,400

Equipment and supplies revenues	$134,818	$113,563

Service revenues	$41,655	$36,590
Rental revenues	3,699	3,509

Service and rental revenues	$45,354	$40,099

Total revenues	$180,172	$153,662

Estimated internal growth rates for revenues	7.5%	(3.1%	)

The following table sets forth our gross profit by revenue type and gross profit by revenue type as a percentage of revenue during the periods indicated:

	Three Months Ended June 30,
	2003	2002
Gross profit by revenue type:
Equipment	$34,928	$30,353
Supplies	11,508	9,846
Service	20,802	18,848
Rental	1,246	1,426

Total gross profit	$68,484	$60,473

Gross profit by revenue type as a percentage of revenue:
Equipment	31.1%	32.2%
Supplies	50.7%	50.8%
Service	49.9%	51.5%
Rental	33.7%	40.6%

Total	38.0%	39.4%

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

Revenues

Total revenues for the three months ended June 30, 2003 were $180,172, which represents an increase of 17.3% over the same period in fiscal year 2003. The majority of the revenue growth was due to additional revenues from one business acquired during the three months ended June 30, 2003 and six businesses acquired in fiscal year 2003. Our estimated combined internal growth rate for the three months ended June 30, 2003 was 7.5%, attributable to internal growth in automated office equipment revenues as well as in network integration solutions and electronic presentation systems revenues.

Equipment and supplies revenues for the three months ended June 30, 2003 were $134,818, which represents an increase of 18.7% over the same period in fiscal year 2003. Equipment revenues increased 19.1% and supplies revenues increased 16.9%, with the majority of the revenue growth due to the businesses acquired during the three months ended June 30, 2003 and fiscal year 2003.

Service and rental revenues for the three months ended June 30, 2003 were $45,354, which represents an increase of 13.1% over the same period in fiscal year 2003. Service revenues increased 13.8% and rental revenues increased 5.4%, with the majority of the revenue growth due to the businesses acquired during the three months ended June 30, 2003 and fiscal year 2003.

Gross Profit

Gross profit of $68,484 for the three months ended June 30, 2003 reflected a 13.2% increase over the same period in fiscal year 2003. This is partially due to internal growth of automated office equipment revenues, which historically have higher gross profit margins than network integration solutions revenues and electronic presentation systems revenues. In addition, gross profit increased due to the acquisition of automated office equipment dealers in the three months ended June 30, 2003 and fiscal year 2003.

The gross profit margin for equipment revenues for the three months ended June 30, 2003 decreased 1.1 percentage points from the same period one year ago. This is primarily due to a decline in gross profit margins of automated office equipment and network integration solutions.

Supplies gross profit margin for the three months ended June 30, 2003 remained flat as compared to the same period one year ago.

Service gross profit margin for the three months ended June 30, 2003 decreased 1.6 percentage points from the same period one year ago, which is primarily due to a decline in automated office equipment service gross profit margins.

Rental gross profit margin for the three months ended June 30, 2003 decreased 6.9 percentage points from the same period last year, primarily due to an increase in rental depreciation expense as a result of several large customer accounts renewing contracts and replacing fully depreciated rental equipment with new rental equipment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A expenses, increased 14.6% to $48,657 for the three months ended June 30, 2003. This amount was 27.0% of total revenues compared to 27.6% of total revenues for the three months ended June 30, 2002. These expenses increased principally due to the acquisition of one business in the three months ended June 30, 2003 and six businesses in fiscal year 2003. In addition to the increase from acquisitions, payroll and commissions, telephone expenses, insurance expenses and occupancy expenses also increased. The decrease in expense as a percentage of revenues was primarily the result of higher revenues in fiscal year 2004 as compared to the same period in fiscal year 2003.

Intangible Asset Amortization

Intangible asset amortization was $146 for the three months ended June 30, 2003, compared to $194 for the same period in fiscal year 2003. This amortization is for non-compete agreements and customer lists. The decline is due to certain agreements being fully amortized during the three months ended June 30, 2003.

Income From Operations

Income from operations was $19,681, or 10.9% of total revenues, for the three months ended June 30, 2003, compared to $17,819 or 11.6% of total revenues for the same period in fiscal year 2003. Income from operations was positively impacted by the increase in combined revenues and gross profit as discussed above.

Loss on early extinguishment of debt

During the three months ended June 30, 2003 we incurred a loss on early extinguishment of debt in the amount of $8,433 related to the refinancing of our prior senior credit facility and the redemption of our 10 3/4% senior subordinated notes due 2007. The loss is made up of a prepayment premium of $5,375 for the early redemption of our 10 3/4% notes and a $3,058 non-cash charge for the write-off of the unamortized portion of financing fees related to those notes and the prior senior credit facility.

Interest Expense

Interest expense decreased 16.9% to $4,142 for the three months ended June 30, 2003, compared to $4,985 for the same period in fiscal year 2003. The decrease in interest expense was due to a lower average level of borrowings and lower interest rates. Interest expense includes the amortization of financing fees incurred in connection with our new senior credit facility as well as our prior credit facility, the 10 3/4% senior subordinated notes due 2007 and the 4% convertible senior subordinated notes due 2008.

Income Taxes

The provision for income taxes was $2,814 for the three months ended June 30, 2003, compared to $5,146 for the same period in fiscal year 2003. The decrease in income taxes was primarily due to decreased pre-tax income for the three months ended June 30, 2003 resulting from the loss on early extinguishment of debt as well as a reduction in the effective income tax rate. The effective income tax rate was 39.6% for the three months ended June 30, 2003 and 40.1% for the same period in fiscal year 2003. The effective income tax rate was higher than the federal statutory rate of 35% due to state and local taxes.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our operations primarily through internal cash flow, sales of equity and debt securities and bank financing, including the financing facility described below. These sources of funds have been used to fund our growth both internally and through acquisitions. We are pursuing an acquisition strategy and expect to acquire more businesses. As we continue to acquire more businesses, we may incur additional debt and seek additional equity capital.

On May 16, 2003, we issued $57,500 of 4% convertible senior subordinated notes in a private placement to institutional investors. The issuance of our convertible notes was the first part of a plan to refinance our long-term indebtedness. We used the net proceeds of approximately $55,500 from the offering to repay a portion of the amount outstanding under our prior senior credit facility. The convertible notes bear interest at 4%, payable semi-annually, and are convertible into our common stock at any time at the conversion rate of approximately 41.8550 shares per one thousand principal amount of the convertible notes. This is equivalent to a conversion price of $23.892 per share. The convertible notes may be redeemed on or after May 20, 2006, in whole or in part, at the following redemption prices expressed as percentages of the outstanding principal amount:

Redemption Period	Percentage
May 20, 2006 through May 14, 2007	101.6%
May 15, 2007 through May 14, 2008	100.8%
May 15, 2008 and thereafter	100.0%

The convertible notes are jointly and severally guaranteed by our current and certain of our future subsidiaries on a senior subordinated basis.

On June 25, 2003, we refinanced our prior senior credit facility by amending and restating the credit agreement for our prior senior credit facility. We refer to the amended and restated senior credit facility as our new senior credit facility. A portion of the available funds under our new senior credit facility was used to fully repay amounts outstanding under our prior senior credit facility. Our new senior credit facility is with a syndicate of banks and financial institutions, with Wachovia Bank,

National Association serving as administrative agent. Our new senior credit facility is comprised of a $90,000 five-year revolving credit line and a $140,000 six-year term loan. The revolving credit line of the new senior credit facility bears interest at rates ranging from 2.25% to 2.75% over LIBOR or from 1.00% to 1.50% over a base rate related to the prime rate, and will vary according to our ratio of total funded debt to earnings before interest, taxes, depreciation and amortization. The term loan bears interest at a rate of 3.00% over LIBOR or 2.00% over a base rate related to the prime rate. The new senior credit facility provides for an unused commitment fee payable to the lenders and certain other fees payable by us and our material subsidiaries. The commitment fee rates range from .50% to .75% of the unused balance. We paid commitment fees of $118 and $113 for the quarters ended June 30, 2003 and 2002, respectively, in connection with unused balances under both our prior and new senior credit facilities. Amounts borrowed under the revolving credit line of the new senior credit facility may be repaid and borrowed over the life of the new senior credit facility, with a final maturity date of June 25, 2008. The terms of the new senior credit facility require strict compliance with various affirmative, negative, and financial covenants. Amounts borrowed under the new senior credit facility may be used to fund working capital and general corporate purposes, including acquisitions, subject to the lenders’ approval in the case of acquisitions with a cash purchase price of over $50,000 or an aggregate purchase price (cash, stock or other consideration) of over $75,000. As of June 30, 2003, we had $82,326 of additional borrowing availability under the revolving credit portion of our new senior credit facility following the payoff of the prior facility and the redemption of our 10¾% notes discussed below. This amount has been reduced by $500 to reflect the aggregate amount of an outstanding standby letters of credit issued under the new senior credit facility to support our obligations incurred in the ordinary course of business. As of June 30, 2003, no amounts had been paid under these letters of credit.

The final part of our plan to refinance our long-term indebtedness was completed on June 26, 2003, when we redeemed the entire $100,000 aggregate principal amount outstanding under the 10¾% notes. We paid approximately $109,300 to redeem the 10¾% notes, which amount represents the redemption price of $105,400 plus all accrued and unpaid interest through the redemption date of approximately $3,900. We paid the redemption price using a portion of the proceeds from our new senior credit facility.

Net cash used in operating activities of $6,604 for the three months ended June 30, 2003 was primarily attributable to increases in accounts receivable and decreases in accounts payable, partially offset by decreases in inventories. Net cash used in investing activities of $9,666 during the three months ended June 30, 2003 was primarily for the purchase of rental equipment as well as the acquisition of one business. Net cash provided by financing activities of $5,891 during the three months ended June 30, 2003 was primarily for transactions related to our refinancing activities discussed above.

We believe that cash flows from future operations, together with funds available under our new senior credit facility, will be sufficient to fund our current and foreseeable operational needs and acquisition growth strategy.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk is primarily limited to fluctuations in interest rates as it pertains to our borrowings under our new senior credit facility. There have been no material changes to the information in the Item 7A disclosure made in our Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures. We maintain disclosure controls and procedures designed to ensure that we are able to collect and record the information we are required to disclose in the reports we file with the Securities and Exchange Commission (SEC), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on their evaluation of our disclosure controls and procedures, the chief executive officer and chief financial officer believe that these controls and procedures were effective, as of the end of the period covered by this report, to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) On May 26, 2003 we issued 16,786 shares of our common stock to the stockholders of Alternative Office Systems, Inc. (“Alternative”) as payment for 10% of the outstanding stock of Alternative. The offer and sale of the common stock was made to accredited investors and was exempt from registration under the Securities Act of 1933, as amended, pursuant to Rule 506 thereunder.

On May 16, 2003, we sold Wachovia Securities, Inc., Raymond James & Associates, Inc., SunTrust Capital Markets, Inc. and Robert W. Baird & Co. Incorporated (collectively, the “Initial Purchasers”) $57,500 aggregate principal amount of our 4% convertible senior subordinated notes due 2008. The notes are convertible into shares of our common stock at a conversion price of $23.892 per share. This is the equivalent to a conversion rate of approximately 41.8550 shares per one thousand principal amount of notes. The offer and sale of the notes to the Initial Purchasers was exempt from registration pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933. The Initial Purchasers, in turn, reoffered the units to qualified institutional buyers pursuant to the exemption from the registration requirements of the Securities Act afforded by Rule 144A thereunder. The gross proceeds to us from the notes offering were $57,500, and the net proceeds to us, after paying the Initial Purchasers’ discount of approximately $2,000, were approximately $55,500.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

The Exhibit Index filed herewith is incorporated herein by reference.

(b)	Reports on Form 8-K.

On May 9, 2003, we filed with the SEC a current report on Form 8-K to announce the financial results for the quarter and fiscal year ended March 31, 2003.

On May 12, 2003, we filed with the SEC a current report on Form 8-K to announce our proposed offering of 4% convertible senior subordinated notes due 2008.

On May 12, 2003, we filed with the SEC a current report on Form 8-K to announce our plan to refinance our existing long-term indebtedness and receipt of commitment to replace our existing senior credit facility.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL IMAGING SYSTEMS, INC.
(Registrant)

August 8, 2003	/s/ RAYMOND SCHILLING
Date	Raymond Schilling Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

(Pursuant to Item 601 of Regulation S-K)

Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation of Global Imaging Systems, Inc. (1)

3.2	Amended and Restated Bylaws of Global Imaging Systems, Inc. (1)

4.1	Indenture dated as of May 16, 2003 between Global Imaging Systems, Inc., the subsidiary guarantors and the Bank of New York, as Trustee, relating to the 4% Convertible Senior Subordinated Notes due 2008. (2)

4.2	Form of Global Note. (2)

4.3	Form of Certificated Note. (2)

4.4	Second Amended and Restated Credit Agreement, dated as of June 25, 2003, by and among Global and certain of its subsidiaries, as Borrowers, the Lenders referred to therein and Wachovia Bank, National Association, as Administrative Agent, General Electric Capital Corporation, as Syndication Agent, and SunTrust Bank, as Documentation Agent. (2)

4.5	Amended and Restated Security Agreement, dated as of June 25, 2003, by and among Global and certain of its subsidiaries, as Grantors, and Wachovia Bank, National Association, as Administrative Agent, for the benefit of itself and the Lenders referred to therein. (2)

4.6	Amended and Restated Pledge Agreement, dated as of June 25, 2003, by and among Global and certain of its subsidiaries, as Pledgors, and Wachovia Bank, National Association, as Administrative Agent, for the benefit of itself and the Lenders referred to therein. (2)

10.1	Senior Executive Agreement, dated as of February 1, 2003, by and between Global and Alfred N. Vieira. *

10.2	Senior Executive Agreement, dated as of February 1, 2003, by and between Global and Todd S. Johnson. *

10.3	Registration Rights Agreement, dated May 16, 2003, by and among Global, the subsidiary guarantors, Wachovia Securities, Inc., Raymond James & Associates, Inc., SunTrust Capital Markets, Inc. and Robert W. Baird & Co. Incorporated. (2)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement of Chief Executive Officer and Chief Financial Officer furnished (not filed) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management or compensatory contract.

(1)	Incorporated by reference to Global’s Registration Statement on Form S-1, No. 333-48103, as filed with the SEC on May 8, 1998.
(2)	Incorporated by reference to Global’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003, as filed with the SEC on June 26, 2003.