Form 10-Q
period 2003-09-30
GLOBAL IMAGING SYSTEMS INC
filed 2003-11-07
CIK 1050167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No  ☐

The registrant had 21,680,043 shares of common stock, $.01 par value, outstanding as of November 5, 2003.

PART I – FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements

GLOBAL IMAGING SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	September 30, 2003	March 31, 2003
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$14,557	$11,343
Accounts receivable, net of allowance for doubtful accounts ($2,568 and $2,671 at September 30, 2003 and March 31, 2003, respectively)	79,849	74,248
Inventories	73,585	80,810
Deferred income taxes	5,933	5,749
Prepaid expenses and other current assets	2,459	2,388

Total current assets	176,383	174,538
Rental equipment, net	16,661	12,897
Property and equipment, net	10,546	11,364
Other assets	1,237	912
Related party notes receivable	400	400
Intangible assets, net:
Goodwill	333,770	327,948
Noncompete agreements	584	633
Financing fees	5,356	3,346

Total assets	$544,937	$532,038

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$25,653	$39,916
Accrued liabilities	11,185	11,258
Accrued compensation and benefits	13,970	14,945
Accrued interest	1,143	1,660
Current maturities of long-term debt	1,526	878
Deferred revenue	22,547	22,617
Income taxes payable	10,188	5,886

Total current liabilities	86,212	97,160
Deferred income taxes	13,045	10,924
Long-term debt, less current maturities	195,927	193,873

Total liabilities	295,184	301,957
Stockholders’ equity:
Preferred stock, $.01 par value:	—	—
10,000,000 shares authorized: no shares issued
Common stock, $.01 par value:
50,000,000 shares authorized: 22,544,037 and 22,247,243 shares issued and 21,578,503 and 21,264,923 shares outstanding at September 30, 2003 and March 31, 2003, respectively	226	223
Common stock held in treasury, at cost: 965,534 and 982,320 shares at September 30, 2003 and March 31, 2003, respectively	(8,492)	(8,638)
Additional paid-in capital	140,006	136,355
Retained earnings	119,614	103,934
Unearned stock-based compensation	(1,335)	(1,570)
Accumulated other comprehensive loss	(266)	(223)

Total stockholders’ equity	249,753	230,081

Total liabilities and stockholders’ equity	$544,937	$532,038

See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended September 30,
	2003	2002
Revenues:
Equipment and supplies sales	$144,034	$130,284
Service and rentals	45,033	43,126

Total revenues	189,067	173,410
Costs and operating expenses:
Cost of equipment and supplies sales	95,079	86,814
Service and rental costs	23,232	21,628
Selling, general and administrative expenses	49,182	45,672
Intangible asset amortization	137	156

Total costs and operating expenses	167,630	154,270

Income from operations	21,437	19,140
Interest expense	2,645	4,955

Income before income taxes	18,792	14,185
Income taxes	7,404	5,689

Net income	$11,388	$8,496

Net income per common share:
Basic	$.53	$.40

Diluted	$.48	$.39

Weighted average number of shares outstanding:
Basic	21,486	21,123
Diluted	24,433	21,732

See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Six Months Ended September 30,
	2003	2002
Revenues:
Equipment and supplies sales	$278,852	$243,847
Service and rentals	90,387	83,225

Total revenues	369,239	327,072
Costs and operating expenses:
Cost of equipment and supplies sales	183,461	160,178
Service and rental costs	46,538	41,453
Selling, general and administrative expenses	97,839	88,132
Intangible asset amortization	283	350

Total costs and operating expenses	328,121	290,113

Income from operations	41,118	36,959
Loss on early extinguishment of debt	8,433	—
Interest expense	6,787	9,940

Income before income taxes	25,898	27,019
Income taxes	10,218	10,835

Net income	$15,680	$16,184

Net income per common share:
Basic	$.73	$.77

Diluted	$.69	$.75

Weighted average number of shares outstanding:
Basic	21,388	21,008
Diluted	23,670	21,622

See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(IN THOUSANDS)

	Six Months Ended September 30,
	2003	2002
OPERATING ACTIVITIES:
Net income	$15,680	$16,184
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,448	6,839
Amortization	283	350
Amortization of financing fees	621	610
Non-cash portion of loss on early extinguishment of debt	3,058	—
Deferred income taxes	1,966	1,789
Unearned stock-based compensation	235	143
Changes in operating assets and liabilities, net of amounts acquired in purchase business combinations:
Accounts receivable	(5,052)	(5,359)
Inventories	7,515	(19,762)
Prepaid expenses and other current assets	(60)	1,314
Other assets	(322)	182
Accounts payable	(14,459)	17,813
Accrued liabilities, compensation and benefits and interest	(1,781)	(528)
Deferred revenue	(486)	(568)
Income taxes payable	4,251	5,177

Net cash provided by operating activities	18,897	24,184
INVESTING ACTIVITIES:
Purchase of property, equipment and rental equipment	(10,275)	(5,564)
Payment for purchase of businesses, net of cash acquired	(5,907)	(28,199)

Net cash used in investing activities	(16,182)	(33,763)
FINANCING ACTIVITIES:
Net (payments) borrowings on revolving line of credit	(26,541)	9,445
Net payments on other long-term debt	(68,257)	(375)
Proceeds from issuance of long-term debt	140,000	—
Redemption and retirement of notes	(100,000)	—
Issuance of convertible notes	57,500	—
Financing fees paid	(5,689)	(166)
Stock options exercised	3,486	675

Net cash provided by financing activities	499	9,579

Net increase in cash and cash equivalents	3,214	—
Cash and cash equivalents, beginning of period	11,343	—

Cash and cash equivalents, end of period	$14,557	$—

Supplemental disclosure of non-cash financing activities:
Issuance of restricted stock	$—	$1,175

See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

	Common Stock
	Number of Shares	Par Value	Held in Treasury, at Cost	Additional Paid-in Capital	Retained Earnings	Unearned Stock-based Compensation	Accumulated Other Comprehensive Loss	Total
Balances at March 31, 2003	21,264,923	$223	$(8,638)	$136,355	$103,934	$(1,570)	$(223)	$230,081
Comprehensive income:
Net income	—	—	—	—	15,680	—	—	15,680
Unrealized loss on derivative instrument	—	—	—	—	—	—	(43)	(43)

Total comprehensive income								15,637
Stock options exercised	296,794	3	—	3,483	—	—	—	3,486
Treasury stock issued in conjunction with acquisitions	16,786	—	146	168	—	—	—	314
Amortization of unearned stock-based compensation	—	—	—	—	—	235	—	235

Balances at September 30, 2003	21,578,503	$226	$(8,492)	$140,006	$119,614	$(1,335)	$(266)	$249,753

See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 1.	BASIS OF PRESENTATION

The accompanying consolidated balance sheet as of September 30, 2003, consolidated statements of operations for the three and six months ended September 30, 2003 and 2002, consolidated statements of cash flows for the six months ended September 30, 2003 and 2002, and the consolidated statement of stockholders’ equity for the six months ended September 30, 2003 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Global Imaging Systems, Inc.’s (together with its subsidiaries, “Global” or the “Company”) Annual Report for the year ended March 31, 2003. Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2.	STOCK OPTION PLANS

In 1998, the Board of Directors adopted a stock option plan under which, as amended to date, 3,320,000 shares of our common stock may be issued pursuant to stock options granted or sold as restricted stock to directors, officers, and employees of and consultants to the Company. As of September 30, 2003, options to purchase 2,048,982 shares of our common stock were outstanding under the stock option plan. Additionally, as of September 30, 2003, we have issued 102,500 shares of restricted stock under the 1998 plan and have issued no restricted shares during the six months ended September 30, 2003. During the six months ended September 30, 2003, options to purchase an aggregate of 288,000 shares were granted under the 1998 stock option plan with exercise prices ranging from $18.55 to $24.97 per share.

On May 16, 2003, the Board of Directors approved an amendment to the 1998 stock option plan to increase the number of shares available for grant under the plan by 800,000 from 2,520,000 shares to 3,320,000 shares. This amendment was approved by Global’s stockholders at Global’s 2003 annual stockholders meeting in August 2003.

On January 25, 2001, the Board of Directors adopted the Global Imaging Systems, Inc. 2001 Stock Option Plan under which we may grant options to purchase up to 300,000 shares of our common stock to employees of and service providers to Global, except for our executive officers and directors. Stock options granted under the 2001 stock option plan have the same terms as those granted under the 1998 plan. As of September 30, 2003, options to purchase 219,540 shares were outstanding under the 2001 stock option plan. During the six months ended September 30, 2003, no options were granted under the 2001 stock option plan.

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

	For Three Months Ended September 30,		For Six Months Ended September 30,
	2003	2002	2003	2002
Net income, as reported	$11,388	$8,496	$15,680	$16,184
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(647)	(663)	(1,343)	(1,073)

Pro forma net income	$10,741	$7,833	$14,337	$15,111

Earnings per share:
Basic – as reported	$.53	$.40	$.73	$.77

Basic – pro forma	$.50	$.37	$.67	$.72

Diluted – as reported	$.48	$.39	$.69	$.75

Diluted – pro forma	$.46	$.36	$.63	$.70

NOTE 3.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution from the exercise of stock options as well as the conversion of convertible notes into common stock.

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations (shares in thousands):

	For Three Months Ended September 30,		For Six Months Ended September 30,
	2003	2002	2003	2002
Numerator:
Numerator for basic earnings per share	$11,388	$8,496	$15,680	$16,184
Effect of dilutive securities:
4% convertible notes	434	—	646	—

Numerator for diluted earnings per share	$11,822	$8,496	$16,326	$16,184

Denominator:
Denominator for basic earnings per share	21,486	21,123	21,388	21,008
Effect of dilutive securities:
4% convertible notes	2,407	—	1,802	—
Employee stock options	540	609	480	614

Denominator for diluted earnings per share	24,433	21,732	23,670	21,622

NOTE 4.	ACQUISITIONS

During the six months ended September 30, 2003, we acquired two businesses that provide office-imaging solutions and related services. Aggregate consideration, net of cash acquired, for these acquisitions was approximately $6,367, consisting of cash, 16,786 shares of our common stock (valued at $314, based on the fair value of the stock) and acquisition related expenses. Liabilities assumed in connection with these acquisitions totaled approximately $752. Fair value of total assets acquired in these acquisitions consisted of approximately $1,130 of tangible assets and approximately $6,072 of goodwill. These acquisitions were accounted for by the purchase method of accounting and, accordingly, are included in the results of operations from the date of acquisition.

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

	Unaudited Pro Forma Six Months Ended September 30,
	2003	2002
Revenues	$370,381	$344,724
Net income	$15,786	$16,613

Net income per common share:
Basic	$.74	$.79
Diluted	$.69	$.76

NOTE 5.	COMPREHENSIVE INCOME

The following table presents a reconciliation of comprehensive income, comprised of net income and the unrealized gain (loss) on cash flow hedges.

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2003	2003	2002
Net income	$11,388	$8,496	$15,680	$16,184
Unrealized gain (loss) on cash flow hedges, net of tax	73	780	(43)	855

Total comprehensive income	$11,461	$9,276	$15,637	$17,039

NOTE 6.	DERIVATIVES

We enter into interest rate caps and swap agreements to hedge the fluctuations in variable interest rates and do not use derivative instruments for speculative purposes. Effective November 12, 2002, we entered into a three-year swap agreement. This agreement effectively converted $20,000 of our variable-rate debt to fixed-rate debt, reducing the exposure to changes in interest rates. Under this swap agreement, we received an average variable rate of 1.2% and paid an average fixed rate of 2.7% for the period from March 31, 2003 to September 30, 2003. We have recognized a loss, net of tax, of approximately $43 for the six month period ended September 30, 2003 related to the change in the fair value of the interest rate swap, which has been recorded in comprehensive income.

Effective September 11, 2003, we entered into three interest rate cap agreements (caps) in the notional amounts of $20,000 each. These caps are not designated as a hedging instrument and as such are recorded on the balance sheet at fair value, with changes in the fair value of the caps being recorded in the consolidated statement of operations during the period of change. The caps limit our interest rate risk exposure to 4% for the related notional amounts. No payments have been received under the caps, which expire September 2005.

NOTE 7.	RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have a material impact on our consolidated financial position and results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The adoption of this statement did not have a material impact on our consolidated financial position and results of operations.

NOTE 8.	SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

We have issued $57,500 of 4% convertible senior subordinated notes that are fully and unconditionally guaranteed on a joint and several basis by all our existing subsidiaries (the Guarantors), each of which is wholly owned, directly or indirectly, by us. We are a holding company all of whose operations are conducted by the Guarantors and we have no operations or assets separate from our investment in our subsidiaries.

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

Overview

We are a leading provider of office technology solutions to middle-market businesses in the United States. We sell and provide contract services for automated office equipment, including copiers, facsimile machines and printers, network integration solutions and electronic presentation systems. We believe that the markets for our products and services are converging as technology advancements and innovation produce increases in automated office equipment functionality and networking capabilities. We offer solutions incorporating products from Konica, Canon, Ricoh, Sharp, Hewlett-Packard, IBM, Microsoft, InFocus, Sony and other leading companies from a network of 146 locations in 28 states and the District of Columbia. The contractual nature of our service and supply business, tailored lease financing programs, high level of repeat equipment purchases and our emphasis on superior customer service generate stable and recurring revenue streams. Since our founding in June 1994, we have acquired 61 businesses, all within the United States, which we have organized as a network of 15 core companies with corresponding satellite businesses. We believe the businesses we have acquired and the businesses we acquire in the future will benefit from our various programs and operating strategies. These benefits include increased operating efficiencies, the support of experienced and professional senior management, expansion of the types of office imaging products and services offered, increased access to capital and enhanced financial management.

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

RESULTS OF OPERATIONS

The following table sets forth our total revenues, revenues by type and our estimated internal growth rates for all revenues during the periods indicated. We calculate the internal growth rate for each period by comparing total revenues earned by businesses that were part of our company during the entire subject period and the corresponding period in the prior year to the total revenues earned by those same businesses during the corresponding period in the prior year when the businesses were also part of our company. The internal growth rates provided are our best estimates of changes in total revenues that are not the result of business acquisitions during a particular period.

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Equipment revenues	$121,183	$108,366	$233,313	$202,529
Supplies revenues	22,851	21,918	45,539	41,318

Equipment and supplies revenues	$144,034	$130,284	$278,852	$243,847

Service revenues	$41,390	$39,685	$83,045	$76,275
Rental revenues	3,643	3,441	7,342	6,950

Service and rental revenues	$45,033	$43,126	$90,387	$83,225

Total revenues	$189,067	$173,410	$369,239	$327,072

Estimated internal growth rates for revenues	7.5%	(1.1%)	7.5%	(2.1%)

The following table sets forth our gross profit by revenue type and gross profit by revenue type as a percentage of revenue during the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Gross profit by revenue type:
Equipment	$37,598	$32,744	$72,526	$63,097
Supplies	11,357	10,726	22,865	20,572
Service	20,640	20,157	41,442	39,005
Rental	1,161	1,341	2,407	2,767

Total gross profit	$70,756	$64,968	$139,240	$125,441

Gross profit by revenue type as a percentage of revenue:
Equipment	31.0%	30.2%	31.1%	31.2%
Supplies	49.7%	48.9%	50.2%	49.8%
Service	49.9%	50.8%	49.9%	51.1%
Rental	31.9%	39.0%	32.8%	39.8%

Total gross profit as a percentage of revenue	37.4%	37.5%	37.7%	38.4%

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

Revenues

Total revenues for the three months ended September 30, 2003 were $189,067, which represents an increase of 9.0% over the same period in fiscal year 2003. The majority of the revenue growth was attributable to internal growth in automated office equipment revenues and electronic presentation systems revenues. Our estimated combined internal growth rate for the three months ended September 30, 2003 was 7.5%. Additionally, revenues from two businesses acquired during the six months ended September 30, 2003 and three businesses acquired in fiscal year ended 2003, that were not a part of our business for the full quarter last year, added to the revenue increase.

Equipment and supplies revenues for the three months ended September 30, 2003 were $144,034, which represents an increase of 10.6% over the same period in fiscal year 2003. Equipment revenues increased 11.8% and supplies revenues increased 4.3%, with the majority of the revenue growth due to the internal revenue growth of the existing businesses.

Service and rental revenues for the three months ended September 30, 2003 were $45,033, which represents an increase of 4.4% over the same period in fiscal year 2003. Service revenues increased 4.3% and rental revenues increased 5.9%, with the majority of the revenue growth due to the internal revenue growth of the automated office equipment business.

Gross Profit

Gross profit of $70,756 for the three months ended September 30, 2003 reflected an 8.9% increase over the same period in fiscal year 2003. This is partially due to internal growth of automated office equipment revenues, which historically have higher gross profit margins than network integration solutions revenues and electronic presentation systems revenues. In addition, gross profit increased due to the acquisition of automated office equipment dealers in the six months ended September 30, 2003 and fiscal year 2003.

The gross profit margin for equipment revenues for the three months ended September 30, 2003 increased 0.8 percentage points from the same period one year ago. This is primarily due to an increase in gross profit margins of automated office equipment slightly offset by declines in gross profit margins of electronic presentation systems and network integration solutions.

Supplies gross profit margin for the three months ended September 30, 2003 increased 0.8 percentage points as compared to the same period one year ago, which is primarily due to an increase in automated office equipment service gross profit margins.

Service gross profit margin for the three months ended September 30, 2003 decreased 0.9 percentage points from the same period one year ago, which is primarily due to a decline in automated office equipment service gross profit margins.

Rental gross profit margin for the three months ended September 30, 2003 decreased 7.1 percentage points from the same period last year, primarily due to increased rental depreciation expense as a result of an increase in new equipment in our equipment mix versus older fully depreciated equipment that resulted from an increase in new customer accounts and existing customer contract renewals.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A expenses, increased 7.7% to $49,182 for the three months ended September 30, 2003. This amount was 26.0% of total revenues compared to 26.3% of total revenues for the three months ended September 30, 2002. These expenses increased principally due to the acquisition of two businesses in the six months ended September 30, 2003 and six businesses in fiscal year 2003. In addition to the increase from acquisitions, payroll and commissions, telephone expenses, insurance expenses and occupancy expenses also increased. The decrease in expense as a percentage of revenues was primarily the result of higher revenues in fiscal year 2004 as compared to the same period in fiscal year 2003.

Intangible Asset Amortization

Intangible asset amortization was $137 for the three months ended September 30, 2003, compared to $156 for the same period in fiscal year 2003. This amortization relates to non-compete agreements and customer lists. The decline is due to certain agreements being fully amortized during the three months ended September 30, 2003.

Income From Operations

Income from operations was $21,437, or 11.3% of total revenues, for the three months ended September 30, 2003, compared to $19,140 or 11.0% of total revenues for the same period in fiscal year 2003. Income from operations was positively impacted by the increase in combined revenues and gross profit as discussed above.

Interest Expense

Interest expense decreased 46.6% to $2,645 for the three months ended September 30, 2003, compared to $4,955 for the same period in fiscal year 2003. The decrease in interest expense was due to a lower average level of borrowings and lower interest rates. Interest expense includes the amortization of financing fees incurred in connection with our new senior credit facility and the 4% convertible senior subordinated notes due 2008 for the three months ended September 30, 2003 and our prior credit facility and the 10¾% senior subordinated notes due 2007 for the prior year.

Income Taxes

The provision for income taxes was $7,404 for the three months ended September 30, 2003, compared to $5,689 for the same period in fiscal year 2003. The increase in income taxes was primarily due to increased pre-tax income for the three months ended September 30, 2003, slightly offset by a reduction in the effective income tax rate. The effective income tax rate was 39.4% for the three months ended September 30, 2003 and 40.1% for the same period in fiscal year 2003. The effective income tax rate was higher than the federal statutory rate of 35% due to state and local taxes.

SIX MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2002

Revenues

Total revenues for the six months ended September 30, 2003 were $369,239, which represents an increase of 12.9% over the same period in fiscal year 2003. The majority of the revenue growth was attributable to internal growth in automated office equipment revenues as well as in network integration solutions and electronic presentation systems revenues. Our estimated combined internal growth rate for the six months ended September 30, 2003 was 7.5%. Additionally, revenues from two businesses acquired during the six months ended September 30, 2003 and six businesses acquired in fiscal year 2003, that were not a part of our business for the full period last year, added to the revenue increase.

Equipment and supplies revenues for the six months ended September 30, 2003 were $278,852, which represents an increase of 14.4% over the same period in fiscal year 2003. Equipment revenues increased 15.2% and supplies revenues increased 10.2%, with the majority of the revenue growth due to the internal revenue growth of the existing businesses.

Service and rental revenues for the six months ended September 30, 2003 were $90,387, which represents an increase of 8.6% over the same period in fiscal year 2003. Service revenues increased 8.9% and rental revenues increased 5.6%, with the majority of the revenue growth due to the internal revenue growth of the automated office equipment business.

Gross Profit

Gross profit of $139,240 for the six months ended September 30, 2003 reflected an 11.0% increase over the same period in fiscal year 2003. Gross profit primarily increased due to the acquisition of automated office equipment dealers in the six months ended September 30, 2003 and fiscal year 2003. Additionally, gross profit increased due to internal growth of automated office equipment revenues, which historically have higher gross profit margins than network integration solutions revenues and electronic presentation systems revenues.

The gross profit margin for equipment revenues for the six months ended September 30, 2003 remained flat from the same period one year ago.

Supplies gross profit margin for the six months ended September 30, 2003 remained flat as compared to the same period one year ago.

Service gross profit margin for the six months ended September 30, 2003 decreased 1.2 percentage points from the same period one year ago, which is primarily due to a decline in automated office equipment service gross profit margins.

Rental gross profit margin for the six months ended September 30, 2003 decreased 7.0 percentage points from the same period last year, primarily due to increased rental depreciation expense as a result of an increase in new equipment in our equipment mix versus older fully depreciated equipment that resulted from an increase in new customer accounts and existing customer contract renewals.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A expenses, increased 11.0% to $97,839 for the six months ended September 30, 2003. This amount was 26.5% of total revenues compared to 26.9% of total revenues for the six months ended September 30, 2002. These expenses increased principally due to the acquisition of two businesses in the six months ended September 30, 2003 and six businesses in fiscal year 2003. In addition to the increase from acquisitions, payroll and commissions, telephone expenses, insurance expenses and occupancy expenses also increased. The decrease in expense as a percentage of revenues was primarily the result of higher revenues in fiscal year 2004 as compared to the same period in fiscal year 2003.

Intangible Asset Amortization

Intangible asset amortization was $283 for the six months ended September 30, 2003, compared to $350 for the same period in fiscal year 2003. This amortization relates to non-compete agreements and customer lists. The decline is due to certain agreements being fully amortized during the six months ended September 30, 2003.

Income From Operations

Income from operations was $41,118, or 11.1% of total revenues, for the six months ended September 30, 2003, compared to $36,959 or 11.3% of total revenues for the same period in fiscal year 2003. Income from operations was positively impacted by the increase in combined revenues and gross profit as discussed above.

Loss on Early Extinguishment of Debt

During the six months ended September 30, 2003 we incurred a loss on early extinguishment of debt in the amount of $8,433 related to the refinancing of our prior senior credit facility and the redemption of our 10¾% senior subordinated notes due 2007. The loss is made up of a prepayment premium of $5,375 for the early redemption of our 10¾% notes and a $3,058 non-cash charge for the write-off of the unamortized portion of financing fees related to those notes and the prior senior credit facility.

Interest Expense

Interest expense decreased 31.7% to $6,787 for the six months ended September 30, 2003, compared to $9,940 for the same period in fiscal year 2003. The decrease in interest expense was due to a lower average level of borrowings and lower interest rates. Interest expense includes the amortization of financing fees incurred in connection with our new senior credit facility as well as our prior credit facility, the 10¾% senior subordinated notes due 2007 and the 4% convertible senior subordinated notes due 2008.

Income Taxes

The provision for income taxes was $10,218 for the six months ended September 30, 2003, compared to $10,835 for the same period in fiscal year 2003. The decrease in income taxes was primarily due to decreased pre-tax income for the six months ended September 30, 2003 resulting from the loss on early extinguishment of debt as well as a reduction in the effective income tax rate. The effective income tax rate was 39.5% for the six months ended September 30, 2003 and 40.1% for the same period in fiscal year 2003. The effective income tax rate was higher than the federal statutory rate of 35% due to state and local taxes.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our operations primarily through internal cash flow, sales of equity and debt securities and bank financing, including the credit facility described below. These sources of funds have been used to fund our growth both internally and through acquisitions. We are pursuing an acquisition strategy and expect to acquire more businesses. As we continue to acquire more businesses, we may incur additional debt and seek additional equity capital.

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

On June 25, 2003, we refinanced our prior senior credit facility by amending and restating the credit agreement for our prior senior credit facility. We refer to the amended and restated senior credit facility as our new senior credit facility. A portion of the available funds under our new senior credit facility was used to fully repay amounts outstanding under our prior senior credit facility. Our new senior credit facility is with a syndicate of banks and financial institutions, with Wachovia Bank, National Association serving as administrative agent. Our new senior credit facility is comprised of a $90,000 five-year revolving credit line and a $140,000 six-year term loan. The revolving credit line of the new senior credit facility bears interest at rates ranging from 2.25% to 2.75% over LIBOR or from 1.00% to 1.50% over a base rate related to the prime rate, and will vary according to our ratio of total funded debt to earnings before interest, taxes, depreciation and amortization. The term loan bears interest at a rate of 3.00% over LIBOR or 2.00% over a base rate related to the prime rate. The new senior credit facility provides for an unused commitment fee payable to the lenders and certain other fees payable by us and our material subsidiaries. The commitment fee rates range from .50% to .75% of the unused balance. We paid commitment fees of $290 and $217 for the six months ended September 30, 2003 and 2002, respectively, in connection with unused balances under both our prior and new senior credit facilities. Amounts borrowed under the revolving credit line of the new senior credit facility may be repaid and borrowed over the life of the new senior credit facility, with a final maturity date of June 25, 2008. The terms of the new senior credit facility include various affirmative, negative, and financial covenants. Amounts borrowed under the new senior credit facility may be used to fund working capital and general corporate purposes, including acquisitions, subject to the lenders’ approval in the case of acquisitions with a cash purchase price of over $50,000 or an aggregate purchase price (cash, stock or other consideration) of over $75,000. As of September 30, 2003, we had $89,500 of additional borrowing availability under the revolving credit portion of our new senior credit facility. This amount has been reduced by $500 to reflect the aggregate amount of an outstanding standby letters of credit issued under the new senior credit facility to support our obligations incurred in the ordinary course of business. As of September 30, 2003, no amounts had been paid under these letters of credit.

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

Net cash provided by operating activities of $18,897 for the six months ended September 30, 2003 was primarily attributable to net income and decreases in inventory, partially offset by decreases in accounts payable and increases in accounts receivable. Net cash used in investing activities of $16,182 during the six months ended September 30, 2003 was primarily for the purchase of rental equipment as well as the acquisition of two businesses. Net cash provided by financing activities of $499 during the six months ended September 30, 2003 was primarily for transactions related to our refinancing activities discussed above.

We believe that cash flows from future operations, together with funds available under our new senior credit facility, will be sufficient to fund our current and foreseeable operational needs and acquisition growth strategy.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk is primarily limited to fluctuations in interest rates as it pertains to our borrowings under our new senior credit facility. There have been no material changes, other than described below, to the information in the Item 7A disclosure made in our Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

Effective September 11, 2003, we entered into three interest rate cap agreements (caps) in the notional amounts of $20,000 each. These caps are not designated as a hedging instrument and as such are recorded on the balance sheet at fair value, with changes in the fair value of the caps being recorded in the consolidated statement of operations during the period of change. The caps limit our interest rate risk exposure to 4% for the related notional amounts. No payments have been received under the caps, which expire September 2005.

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

PART II—OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At Global’s 2003 Annual Meeting of Stockholders held August 18, 2003, our stockholders approved the following items:

1.	Daniel T. Hendrix was elected to serve as our Director with a term to expire in 2006. The vote upon such proposal was as follows:

For	16,538,214
Withheld	1,680,200

2.	M. Lazane Smith was elected to serve as our Director with a term to expire in 2006. The vote upon such proposal was as follows:

For	16,937,921
Withheld	1,280,493

3.	The amendment of the Global Imaging Systems, Inc. 1998 Stock Option and Incentive Plan, which increased the number of shares available for grant under the plan by 800,000 from 2,520,000 to 3,320,000 shares, was approved. The vote upon such proposal was as follows:

For	13,722,608
Against	4,474,311
Abstention	21,495

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

The Exhibit Index filed herewith is incorporated herein by reference.

(b)	Reports on Form 8-K.

On July 23, 2003, we filed with the SEC a current report on Form 8-K to announce the financial results for the quarter ended June 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Imaging Systems, Inc.

(Registrant)

November 7, 2003	/s/ Raymond Schilling

Date	Raymond Schilling On behalf of Global Imaging Systems and as Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

(Pursuant to Item 601 of Regulation S-K)

Number	Exhibit
3.1	Amended and Restated Certificate of Incorporation of Global Imaging Systems, Inc. (1)

3.2	Amended and Restated Bylaws of Global Imaging Systems, Inc. (1)

3.3	Amendment to Amended and Restated Bylaws of Global Imaging Systems, Inc. (2)

4.1	Form of 4% Convertible Senior Subordinated Notes Due 2008. (2)

10.1	Terms and Conditions of Non-Incentive Stock Option Agreement. *

10.2	Terms and Conditions of Director’s Non-Incentive Stock Option Agreement. *

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement of Chief Executive Officer and Chief Financial Officer furnished (not filed) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management or compensatory contract.
(1)	Incorporated by reference to Global’s Registration Statement on Form S-1, No. 333-48103, as filed with the SEC on May 8, 1998.
(2)	Incorporated by reference to Global’s Registration Statement on Form S-3/A, No. 333-107948, as filed with the SEC on October 7, 2003.