Form 10-Q
period 2003-12-31
GLOBAL IMAGING SYSTEMS INC
filed 2004-02-11
CIK 1050167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The registrant had 21,932,758 shares of common stock, $.01 par value, outstanding as of February 9, 2003.

PART I – FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements

GLOBAL IMAGING SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	December 31, 2003	March 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,297	$11,343
Accounts receivable, net of allowance for doubtful accounts ($2,644 and $2,671 at December 31, 2003 and March 31, 2003, respectively)	77,539	74,248
Inventories	69,891	80,810
Deferred income taxes	6,036	5,749
Prepaid expenses and other current assets	2,968	2,388

Total current assets	177,731	174,538
Rental equipment, net	16,006	12,897
Property and equipment, net	10,582	11,364
Other assets	1,067	912
Related party notes receivable	400	400
Intangible assets, net:
Goodwill	354,742	327,948
Noncompete agreements	660	633
Financing fees	5,523	3,346

Total assets	$566,711	$532,038

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,267	$39,916
Accrued liabilities	10,712	11,258
Accrued compensation and benefits	15,919	14,945
Accrued interest	508	1,660
Current maturities of long-term debt	1,528	878
Deferred revenue	23,714	22,617
Income taxes payable	10,866	5,886

Total current liabilities	90,514	97,160
Deferred income taxes	14,259	10,924
Long-term debt, less current maturities	195,558	193,873

Total liabilities	300,331	301,957
Stockholders’ equity:
Preferred stock, $.01 par value: 10,000,000 shares authorized: no shares issued	—	—
Common stock, $.01 par value: 50,000,000 shares authorized: 22,733,387 and 22,247,243 shares issued and 21,847,622 and 21,264,923 shares outstanding at December 31, 2003 and March 31, 2003, respectively	227	223
Common stock held in treasury, at cost: 885,765 and 982,320 shares at December 31, 2003 and March 31, 2003, respectively	(7,785)	(8,638)
Additional paid-in capital	143,883	136,355
Retained earnings	131,450	103,934
Unearned stock-based compensation	(1,217)	(1,570)
Accumulated other comprehensive loss	(178)	(223)

Total stockholders’ equity	266,380	230,081

Total liabilities and stockholders’ equity	$566,711	$532,038

See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended December 31,
	2003	2002
Revenues:
Equipment and supplies sales	$140,534	$125,496
Service and rentals	46,950	43,680

Total revenues	187,484	169,176
Costs and operating expenses:
Cost of equipment and supplies sales	91,143	80,860
Service and rental costs	24,587	22,557
Selling, general and administrative expenses	49,717	46,224
Intangible asset amortization	125	143

Total costs and operating expenses	165,572	149,784

Income from operations	21,912	19,392
Interest expense	2,572	4,517

Income before income taxes	19,340	14,875
Income taxes	7,504	5,964

Net income	$11,836	$8,911

Net income per common share:
Basic	$.55	$.42

Diluted	$.50	$.41

Weighted average number of shares outstanding:
Basic	21,715	21,236
Diluted	24,715	21,833

See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Nine Months Ended December 31,
	2003	2002
Revenues:
Equipment and supplies sales	$419,386	$369,343
Service and rentals	137,337	126,905

Total revenues	556,723	496,248
Costs and operating expenses:
Cost of equipment and supplies sales	274,604	241,038
Service and rental costs	71,125	64,010
Selling, general and administrative expenses	147,556	134,356
Intangible asset amortization	408	493

Total costs and operating expenses	493,693	439,897

Income from operations	63,030	56,351
Loss on early extinguishment of debt	8,433	—
Interest expense	9,359	14,457

Income before income taxes	45,238	41,894
Income taxes	17,722	16,799

Net income	$27,516	$25,095

Net income per common share:
Basic	$1.28	$1.19

Diluted	$1.19	$1.16

Weighted average number of shares outstanding:
Basic	21,498	21,084
Diluted	24,019	21,693

See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(IN THOUSANDS)

	Nine Months Ended December 31,
	2003	2002
OPERATING ACTIVITIES:
Net income	$27,516	$25,095
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,189	10,348
Amortization	408	493
Amortization of financing fees	916	914
Non-cash portion of loss on early extinguishment of debt	3,058	—
Deferred income tax expense	3,047	2,369
Unearned stock-based compensation expense	353	260
Changes in operating assets and liabilities, net of amounts acquired in purchase business combinations:
Accounts receivable	(790)	(1,195)
Inventories	12,632	(13,790)
Prepaid expenses and other current assets	(530)	1,328
Other assets	(139)	457
Accounts payable	(14,282)	6,178
Accrued liabilities, compensation and benefits and interest	(1,547)	4,671
Deferred revenue	(795)	(833)
Income taxes payable	4,929	2,719

Net cash provided by operating activities	45,965	39,014
INVESTING ACTIVITIES:
Purchase of property, equipment and rental equipment	(13,148)	(8,273)
Payment for purchase of businesses, net of cash acquired	(24,818)	(28,246)

Net cash used in investing activities	(37,966)	(36,519)
FINANCING ACTIVITIES:
Net (payments) borrowings on revolving line of credit	(26,558)	6,255
Net payments on other long-term debt	(68,607)	(562)
Proceeds from issuance of long-term debt	140,000	—
Redemption and retirement of notes	(100,000)	—
Issuance of convertible notes	57,500	—
Financing fees paid	(6,151)	(163)
Stock options exercised	5,771	762

Net cash provided by financing activities	1,955	6,292

Net increase in cash and cash equivalents	9,954	8,787
Cash and cash equivalents, beginning of period	11,343	—

Cash and cash equivalents, end of period	$21,297	$8,787

Supplemental disclosure of non-cash financing activities:
Issuance of restricted stock	$—	$1,947

See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

	Common Stock
	Number of Shares	Par Value	Held in Treasury, at Cost	Additional Paid-in Capital	Retained Earnings	Unearned Stock-based Compensation	Accumulated Other Comprehensive Loss	Total
Balances at March 31, 2003	21,264,923	$223	$(8,638)	$136,355	$103,934	$(1,570)	$(223)	$230,081
Comprehensive income:
Net income	—	—	—	—	27,516	—	—	27,516
Unrealized gain on derivative instrument	—	—	—	—	—	—	45	45

Total comprehensive income								27,561
Stock options exercised	486,144	4	—	5,767	—	—	—	5,771
Treasury stock issued in conjunction with acquisitions	96,555	—	853	1,761	—	—	—	2,614
Amortization of unearned stock-based compensation	—	—	—	—	—	353	—	353

Balances at December 31, 2003	21,847,622	$227	$(7,785)	$143,883	$131,450	$(1,217)	$(178)	$266,380

See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 1. BASIS OF PRESENTATION

The accompanying consolidated balance sheet as of December 31, 2003, consolidated statements of operations for the three and nine months ended December 31, 2003 and 2002, consolidated statements of cash flows for the nine months ended December 31, 2003 and 2002, and the consolidated statement of stockholders’ equity for the nine months ended December 31, 2003 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Global Imaging Systems, Inc.’s (together with its subsidiaries, “Global” or the “Company”) Annual Report for the year ended March 31, 2003. Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2. STOCK OPTION PLANS

In 1998, the Board of Directors adopted a stock option plan under which, as amended to date, 3,320,000 shares of our common stock may be issued pursuant to stock options granted or sold as restricted stock to directors, officers, and employees of and consultants to the Company. As of December 31, 2003, options to purchase 1,887,802 shares of our common stock were outstanding under the 1998 stock option plan, and 542,823 shares of our common stock have been issued under the 1998 plan upon the exercise of stock options granted under the plan. Additionally, as of December 31, 2003, we have issued 102,500 shares of restricted stock under the 1998 plan and have issued no additional restricted shares during the nine months ended December 31, 2003. During the nine months ended December 31, 2003, options to purchase an aggregate of 308,000 shares were granted under the 1998 stock option plan with exercise prices ranging from $18.55 to $29.31 per share.

On January 25, 2001, the Board of Directors adopted the Global Imaging Systems, Inc. 2001 Stock Option Plan under which we may grant options to purchase up to 300,000 shares of our common stock to employees of and service providers to Global, except for our executive officers and directors. Stock options granted under the 2001 stock option plan have the same terms as those granted under the 1998 plan. As of December 31, 2003, options to purchase 201,160 shares were outstanding under the 2001 stock option plan, and 75,440 shares of our common stock have been issued under the 2001 plan upon the exercise of stock options granted under the plan. During the nine months ended December 31, 2003, no options were granted under the 2001 stock option plan.

In addition to options outstanding under our stock option plans, 10,000 shares of our common stock are issuable upon the exercise of an option granted outside of our 1998 or 2001 stock option plans. This option is exercisable at a price of $12.00 per share.

We have adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123. SFAS No. 148 allows for continued use of recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for grants to directors, officers and employees under plans. We apply the intrinsic value recognition and measurement principles of APB Opinion No. 25 and related interpretations in accounting for those grants. No stock-based employee compensation expense is reflected in net income related to our stock option grants as all options granted under those plans had an exercise price equal to the fair value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions to stock-based employee compensation. Such disclosure is not necessarily indicative of the fair value of stock options that could be granted by us in future fiscal years or of the value of all options currently outstanding.

	For Three Months Ended December 31,		For Nine Months Ended December 31,
	2003	2002	2003	2002
Net income, as reported	$11,836	$8,911	$27,516	$25,095
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(651)	(687)	(1,987)	(1,759)

Pro forma net income	$11,185	$8,224	$25,529	$23,336

Earnings per share:
Basic – as reported	$.55	$.42	$1.28	$1.19

Basic – pro forma	$.52	$.39	$1.19	$1.11

Diluted – as reported	$.50	$.41	$1.19	$1.16

Diluted – pro forma	$.47	$.38	$1.11	$1.08

NOTE 3. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution from the exercise of stock options, as well as the conversion of convertible notes into common stock.

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations (shares in thousands):

	For Three Months Ended December 31,		For Nine Months Ended December 31,
	2003	2002	2003	2002
Numerator:
Numerator for basic earnings per share	$11,836	$8,911	$27,516	$25,095
Effect of dilutive securities:
4% convertible notes	439	—	1,085	—

Numerator for diluted earnings per share	$12,275	$8,911	$28,601	$25,095

Denominator:
Denominator for basic earnings per share	21,715	21,236	21,498	21,084
Effect of dilutive securities:
4% convertible notes	2,407	—	2,004	—
Employee stock options	593	597	517	609

Denominator for diluted earnings per share	24,715	21,833	24,019	21,693

NOTE 4. ACQUISITIONS

During the nine months ended December 31, 2003, we acquired four businesses that provide office-imaging solutions and related services. Aggregate consideration, net of cash acquired, for these acquisitions was approximately $27,574, consisting of cash, 96,555 shares of our common stock

(valued at $2,614, based on the fair value of the stock) and acquisition related expenses. Liabilities assumed in connection with these acquisitions totaled approximately $4,211. Fair value of total assets acquired in these acquisitions consisted of approximately $6,764 of tangible assets and approximately $27,096 of goodwill and other intangible assets. These acquisitions were accounted for using the purchase method of accounting and, accordingly, are included in the results of operations from the date of acquisition.

Under the terms of one of our acquisition agreements entered into during the nine months ended December 31, 2003, we committed to make a contingent payment of up to $500 in cash to the former owners of the acquired company on or before February 28, 2005. These contingent payments are based on the future profitability, specifically earnings before interest and taxes, of the acquired company.

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

	Unaudited Pro Forma Nine Months Ended December 31,
	2003	2002
Revenues	$572,959	$536,671
Net income	$28,012	$26,185

Net income per common share:
Basic	$1.30	$1.23
Diluted	$1.21	$1.20

NOTE 5. COMPREHENSIVE INCOME

The following table presents a reconciliation of comprehensive income, comprised of net income and the unrealized gain (loss) on cash flow hedges.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Net income	$11,836	$8,911	$27,516	$25,095
Unrealized gain (loss) on cash flow hedges, net of tax	88	(160)	45	695

Total comprehensive income	$11,924	$8,751	$27,561	$25,790

NOTE 6. DERIVATIVES

We enter into interest rate caps and swap agreements to hedge the fluctuations in variable interest rates and do not use derivative instruments for speculative purposes. Effective November 12, 2002, we entered into a three-year swap agreement. This agreement effectively converted $20,000 of our variable-rate debt to fixed-rate debt, reducing the exposure to changes in interest rates. Under this swap agreement, we received an average variable rate of 1.2% and paid an average fixed rate of 2.7% for the period from March 31, 2003 to December 31, 2003. We have recognized a gain, net of tax, of approximately $45 for the nine month period ended December 31, 2003 related to the change in the fair value of the interest rate swap, which has been recorded in comprehensive income.

Effective September 11, 2003, we entered into three interest rate cap agreements (caps) in the notional amounts of $20,000 each. These caps are not designated as a hedging instrument and as such are recorded on the balance sheet at fair value, with changes in the fair value of the caps being recorded in the consolidated statement of operations as interest expense during the period of change. The change in the caps fair value resulted in our recognizing interest expense of $116, before tax, for the nine month period ended December 31, 2003. The caps limit our interest rate risk exposure to 4% for the related notional amounts. No payments have been received under the caps, which expire September 2005.

NOTE 7. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. Interpretation No. 46, which was revised in December 2003, addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. Interpretation No. 46 is effective for interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Interpretation No. 46 is also effective for all other types of variable interest entities for periods ending after March 15, 2004. We do not currently have any interests that would change any of the entities currently included in our consolidation or require additional disclosures required by Interpretation No. 46.

NOTE 8. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

Effective May 16, 2003, we have issued $57,500 of 4% convertible senior subordinated notes that are fully and unconditionally guaranteed on a joint and several basis by all our existing subsidiaries (the Guarantors), each of which we wholly own, directly or indirectly. We are a holding company and all of our operations are conducted by the Guarantors, we have no operations or assets separate from our investment in our subsidiaries.

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

Overview

We are a leading provider of office technology solutions to middle-market businesses in the United States. We sell and provide contract services for automated office equipment, including copiers, facsimile machines and printers, network integration solutions and electronic presentation systems. We believe that the markets for our products and services are converging as technology advancements and innovation produce increases in automated office equipment functionality and networking capabilities. We offer solutions incorporating products from Konica, Canon, Ricoh, Sharp, Hewlett-Packard, IBM, Microsoft, InFocus, Sony and other leading companies from a network of 149 locations in 28 states and the District of Columbia. The contractual nature of our service and supply business, tailored lease financing programs, high level of repeat equipment purchases and our emphasis on superior customer service generate stable and recurring revenue streams. Since our founding in June 1994, we have acquired more than 60 businesses, all within the United States, which we have organized as a network of 16 core companies with corresponding satellite businesses. We believe the businesses we have acquired and the businesses we acquire in the future will benefit from our various programs and operating strategies. These benefits include increased operating efficiencies, the support of experienced and professional senior management, expansion of the types of office imaging products and services offered, increased access to capital and enhanced financial management.

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

Intangible Assets

As a result of our acquisition activity, we carry a substantial amount of goodwill, which is the excess of the cost of our acquired businesses over the fair value of the acquired net assets. We examine the carrying value of our goodwill and our other intangible assets as current events and circumstances warrant to determine whether there are any impairment losses. For goodwill, we test the recorded amount on the first day of the fourth quarter of our fiscal year, or more frequently if conditions change, by comparing the recorded value to estimated fair value. If indicators of impairment were present relating to other intangible assets and future cash flows were not expected to be sufficient to recover the assets’ carrying amount, an impairment loss would be charged to expense in the period identified. To date, we have not recognized any impairment loss in the value of goodwill or other intangible assets recorded in our consolidated financial statements.

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

RESULTS OF OPERATIONS

The following table sets forth our total revenues, revenues by type and our estimated internal growth rates for all revenues during the periods indicated. We calculate the internal growth rate for each period by comparing total revenues earned by businesses that were part of our company during the entire subject period and the entire corresponding period in the prior year to the total revenues earned by those same businesses during the corresponding period in the prior year when the businesses were also part of our company. The internal growth rates provided are our best estimates of changes in total revenues that are not the result of business acquisitions during a particular period.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Revenues:
Equipment revenues	$117,562	$103,761	$350,875	$306,290
Supplies revenues	22,972	21,735	68,511	63,053

Equipment and supplies revenues	140,534	125,496	419,386	369,343

Service revenues	43,073	40,135	126,118	116,410
Rental revenues	3,877	3,545	11,219	10,495

Service and rental revenues	46,950	43,680	137,337	126,905

Total revenues	$187,484	$169,176	$556,723	$496,248

Estimated internal growth rates for revenues	7.5%	2.1%	7.5%	(0.7%)

The following table sets forth our gross profit by revenue type and gross profit by revenue type as a percentage of revenue during the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Gross profit by revenue type:
Equipment	$37,693	$33,787	$110,219	$96,884
Supplies	11,698	10,849	34,563	31,421
Service	20,991	19,714	62,433	58,719
Rental	1,372	1,409	3,779	4,176

Total gross profit	$71,754	$65,759	$210,994	$191,200

Gross profit by revenue type as a percentage of revenue:
Equipment	32.1%	32.6%	31.4%	31.6%
Supplies	50.9%	49.9%	50.4%	49.8%
Service	48.7%	49.1%	49.5%	50.4%
Rental	35.4%	39.7%	33.7%	39.8%

Total gross profit as a percentage of revenue	38.3%	38.9%	37.9%	38.5%

THREE MONTHS ENDED DECEMBER 31, 2003 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2002

Revenues

Total revenues for the three months ended December 31, 2003 were $187,484, which represents an increase of 10.8% over the same period in fiscal year 2003. The majority of the revenue growth was attributable to internal growth in automated office equipment revenues, electronic presentation systems and network integration solutions revenues. Our estimated combined internal growth rate for the three months ended December 31, 2003 was 7.5%. Additionally, revenues from four businesses acquired during the nine months ended December 31, 2003 and one business acquired in the fiscal year ended March 31, 2003, that were not a part of our business for the full quarter last year, added to the revenue increase.

Equipment and supplies revenues for the three months ended December 31, 2003 were $140,534, which represents an increase of 12.0% over the same period in fiscal year 2003. Equipment revenues increased 13.3% and supplies revenues increased 5.7%, with the majority of the revenue growth due to the internal revenue growth of the existing businesses.

Service and rental revenues for the three months ended December 31, 2003 were $46,950, which represents an increase of 7.5% over the same period in fiscal year 2003. Service revenues increased 7.3% and rental revenues increased 9.4%, with the majority of the revenue growth due to the internal revenue growth of the automated office equipment business.

Gross Profit

Gross profit of $71,754 for the three months ended December 31, 2003 reflected a 9.1% increase over the same period in fiscal year 2003. This is partially due to internal growth of automated office equipment revenues, which historically have higher gross profit margins than network integration solutions revenues and electronic presentation systems revenues. In addition, gross profit increased due to the acquisition of automated office equipment dealers in the nine months ended December 31, 2003 and fiscal year 2003.

The gross profit margin for equipment revenues for the three months ended December 31, 2003 decreased 0.5 percentage points from the same period one year ago. This is primarily due to declines in gross profit margins of electronic presentation systems that were slightly offset by the increase in gross profit margins of automated office equipment and network integration solutions.

Supplies gross profit margin for the three months ended December 31, 2003 increased 1.0 percentage point as compared to the same period one year ago, which is primarily due to an increase in automated office equipment supply gross profit margins.

Service gross profit margin for the three months ended December 31, 2003 decreased 0.4 percentage points from the same period one year ago, which is primarily due to a decline in automated office equipment service gross profit margins.

Rental gross profit margin for the three months ended December 31, 2003 decreased 4.3 percentage points from the same period last year, primarily due to increased rental depreciation expense as a result of an increase in new equipment in our equipment mix versus older fully depreciated equipment that resulted from an increase in new customer accounts and existing customer contract renewals.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A expenses, increased 7.6% to $49,717 for the three months ended December 31, 2003. This amount was 26.5% of total revenues compared to 27.3% of total revenues for the three months ended December 31, 2002. These expenses increased principally due to the acquisition of four businesses in the nine months ended December 31, 2003 and one business acquired in fiscal year 2003 that was not a part of our business for the full quarter last year. In addition to the increase from acquisitions, payroll and commissions and insurance expenses also increased. The decrease in expense as a percentage of revenues was primarily the result of higher revenues in fiscal year 2004 as compared to the same period in fiscal year 2003.

Intangible Asset Amortization

Intangible asset amortization was $125 for the three months ended December 31, 2003, compared to $143 for the same period in fiscal year 2003. This amortization relates to non-compete agreements and customer lists. The decline is due to certain agreements being fully amortized during the three months ended December 31, 2003.

Income From Operations

Income from operations was $21,912, or 11.7% of total revenues, for the three months ended December 31, 2003, compared to $19,392 or 11.5% of total revenues for the same period in fiscal year 2003. Income from operations was positively impacted by the increase in combined revenues and gross profit as discussed above.

Interest Expense

Interest expense decreased 43.1% to $2,572 for the three months ended December 31, 2003, compared to $4,517 for the same period in fiscal year 2003. The decrease in interest expense was due to a lower average level of borrowings and lower interest rates. Interest expense includes the amortization of financing fees incurred in connection with our new senior credit facility and the 4% convertible senior subordinated notes due 2008 for the three months ended December 31, 2003 and our prior credit facility and the 10¾% senior subordinated notes due 2007 for the prior year.

Income Taxes

The provision for income taxes was $7,504 for the three months ended December 31, 2003, compared to $5,964 for the same period in fiscal year 2003. The increase in income taxes was primarily due to increased pre-tax income for the three months ended December 31, 2003, slightly offset by a reduction in the effective income tax rate. The effective income tax rate was 38.8% for the three months ended December 31, 2003 and 40.1% for the same period in fiscal year 2003. The decline in the effective income tax rate is due to a lower state taxes rate. The effective income tax rate was higher than the federal statutory rate of 35% due to state and local taxes.

NINE MONTHS ENDED DECEMBER 31, 2003 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2002

Revenues

Total revenues for the nine months ended December 31, 2003 were $556,723, which represents an increase of 12.2% over the same period in fiscal year 2003. The majority of the revenue growth was attributable to internal growth in automated office equipment revenues as well as in electronic presentation systems and network integration solutions revenues. Our estimated combined internal growth rate for the nine months ended December 31, 2003 was 7.5%. Additionally, revenues from four businesses acquired during the nine months ended December 31, 2003 and five businesses acquired in fiscal year 2003, that were not a part of our business for the full period last year, added to the revenue increase.

Equipment and supplies revenues for the nine months ended December 31, 2003 were $419,386, which represents an increase of 13.5% over the same period in fiscal year 2003. Equipment revenues increased 14.6% and supplies revenues increased 8.7%, with the majority of the revenue growth due to the internal revenue growth of our existing businesses.

Service and rental revenues for the nine months ended December 31, 2003 were $137,337, which represents an increase of 8.2% over the same period in fiscal year 2003. Service revenues increased 8.3% and rental revenues increased 6.9%, with the majority of the revenue growth due to the internal revenue growth of the automated office equipment business.

Gross Profit

Gross profit of $210,994 for the nine months ended December 31, 2003 reflected a 10.4% increase over the same period in fiscal year 2003. Gross profit primarily increased due to internal growth of automated office equipment revenues, which historically have higher gross profit margins than network integration solutions revenues and electronic presentation systems revenues. Additionally, gross profit increased due to the acquisition of automated office equipment dealers in the nine months ended December 31, 2003 and fiscal year 2003.

The gross profit margin for equipment revenues for the nine months ended December 31, 2003 remained flat from the same period one year ago.

Supplies gross profit margin for the nine months ended December 31, 2003 increased 0.6 percentage points from the same period one year ago, which is primarily due to an increase in automated office equipment supply gross profit margins.

Service gross profit margin for the nine months ended December 31, 2003 decreased 0.9 percentage points from the same period one year ago, which is primarily due to a decline in automated office equipment service gross profit margins.

Rental gross profit margin for the nine months ended December 31, 2003 decreased 6.1 percentage points from the same period last year, primarily due to increased rental depreciation expense as a result of an increase in new equipment in our equipment mix versus older fully depreciated equipment that resulted from an increase in new customer accounts and existing customer contract renewals.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A expenses, increased 9.8% to $147,556 for the nine months ended December 31, 2003. This amount was 26.5% of total revenues compared to 27.1% of total revenues for the nine months ended December 31, 2002. These expenses increased principally due to the acquisition of four businesses in the nine months ended December 31, 2003 and five businesses in fiscal year 2003 that were not a part of our business for the full period last year. In addition to the increase from acquisitions, payroll and commissions, insurance expenses and occupancy expenses also increased. The decrease in expense as a percentage of revenues was primarily the result of higher revenues in fiscal year 2004 as compared to the same period in fiscal year 2003.

Intangible Asset Amortization

Intangible asset amortization was $408 for the nine months ended December 31, 2003, compared to $493 for the same period in fiscal year 2003. This amortization relates to non-compete agreements and customer lists. The decline is due to certain agreements being fully amortized during the nine months ended December 31, 2003.

Income From Operations

Income from operations was $63,030, or 11.3% of total revenues, for the nine months ended December 31, 2003, compared to $56,351 or 11.4% of total revenues for the same period in fiscal year 2003. Income from operations was positively impacted by the increase in combined revenues and gross profit as discussed above.

Loss on Early Extinguishment of Debt

During the nine months ended December 31, 2003 we incurred a loss on early extinguishment of debt in the amount of $8,433 related to the refinancing of our prior senior credit facility and the redemption of our 10¾% senior subordinated notes due 2007. The loss is made up of a prepayment premium of $5,375 for the early redemption of our 10¾% notes and a $3,058 non-cash charge for the write-off of the unamortized portion of financing fees related to those notes and the prior senior credit facility.

Interest Expense

Interest expense decreased 35.3% to $9,359 for the nine months ended December 31, 2003, compared to $14,457 for the same period in fiscal year 2003. The decrease in interest expense was due to a lower average level of borrowings and lower interest rates. Interest expense includes the amortization of financing fees incurred in connection with our new senior credit facility and the 4% convertible senior subordinated notes due 2008, both entered into during the first quarter of this year, as well as our prior credit facility and the 10¾% senior subordinated notes due 2007.

Income Taxes

The provision for income taxes was $17,722 for the nine months ended December 31, 2003, compared to $16,799 for the same period in fiscal year 2003. The increase in income taxes was primarily due to increased pre-tax income for the nine months ended December 31, 2003, slightly offset by a reduction in the effective income tax rate. The effective income tax rate was 39.2% for the nine months ended December 31, 2003 and 40.1% for the same period in fiscal year 2003. The effective income tax rate was higher than the federal statutory rate of 35% due to state and local taxes.

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

On June 25, 2003, we refinanced our prior senior credit facility by amending and restating the credit agreement for our prior senior credit facility. We refer to the amended and restated senior credit facility as our new senior credit facility. A portion of the available funds under our new senior credit facility was used to fully repay amounts outstanding under our prior senior credit facility. Our new senior credit facility is with a syndicate of banks and financial institutions, with Wachovia Bank, National Association serving as administrative agent. Our new senior credit facility is comprised of a $90,000 five-year revolving credit line and a $140,000 six-year term loan. The revolving credit line of the new senior credit facility bears interest at rates ranging from 2.25% to 2.75% over LIBOR or from 1.00% to 1.50% over a base rate related to the prime rate, and will vary according to our ratio of total funded debt to earnings before interest, taxes, depreciation and amortization. The term loan initially bore interest at a rate of 3.00% over LIBOR or 2.00% over a base rate related to the prime rate. The new senior credit facility provides for an unused commitment fee payable to the lenders and certain other fees payable by us and our material subsidiaries. The commitment fee rates range from .50% to .75% of the unused balance. We paid commitment fees of $461 and $324 for the nine months ended December 31, 2003 and 2002, respectively, in connection with unused balances under both our prior and new senior credit facilities. Amounts borrowed under the revolving credit line of the new senior credit facility may be repaid and borrowed over the life of the new senior credit facility, with a final maturity date of June 25, 2008. The terms of the new senior credit facility include various affirmative, negative, and financial covenants. Amounts borrowed under the new senior credit facility may be used to fund working capital and general corporate purposes, including acquisitions, subject to the lenders’ approval in the case of acquisitions with a cash purchase price of over $50,000 or an aggregate purchase price (cash, stock or other consideration) of over $75,000. As of December 31, 2003, we had $89,500 of additional borrowing availability under the revolving credit portion of our new senior credit facility. This amount has been reduced by $500 to reflect the aggregate amount of an outstanding standby letter of credit issued under the new senior credit facility to support our obligations incurred in the ordinary course of business. As of December 31, 2003, no amounts had been paid under this letter of credit.

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

On December 10, 2003, we amended the new senior credit facility to reduce the term loan interest rates to 2.50% over LIBOR or 1.50% over a base rate related to the prime rate. These new term loan interest rates are effective for six months, then adjust based on our debt ratings with Standard & Poor’s and Moody’s debt rating agencies. At our current debt ratings, the interest rates would not change, while any debt rating increases would allow us to reduce either our margin over LIBOR or base rate by .25%.

Under the terms of one of our acquisition agreements, we may be required to make an additional payment of up to $500 in cash, on or before February 28, 2005, to the former owners of the acquired business based on the profitability of that business since we acquired it.

Net cash provided by operating activities of $45,965 for the nine months ended December 31, 2003 was primarily attributable to net income and decreases in inventory, partially offset by decreases in accounts payable. Net cash used in investing activities of $37,966 during the nine months ended December 31, 2003 was primarily for the acquisition of four businesses as well as the purchase of rental equipment. Net cash provided by financing activities of $1,955 during the nine months ended December 31, 2003 was primarily for transactions related to our refinancing activities discussed above.

We believe that cash flows from future operations, together with funds available under our new senior credit facility, will be sufficient to fund our current and foreseeable operational needs and acquisition growth strategy.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk is primarily limited to fluctuations in interest rates as it pertains to our borrowings under our new senior credit facility. There have been no material changes, other than those described below, to the information in the Item 7A disclosure made in our Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

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

(a) Disclosure controls and procedures. We maintain disclosure controls and procedures designed to ensure that we are able to collect and record the information we are required to disclose in the reports we file with the Securities and Exchange Commission (“SEC”), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on their evaluation of our disclosure controls and procedures, the chief executive officer and chief financial officer believe that these controls and procedures were effective, as of the end of the period covered by this report, to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(c) On November 13, 2003, we issued 79,769 shares of our common stock to the stockholders of Advanced Business Systems, Inc. (“Advanced”) as payment for approximately 15% of the outstanding stock of Advanced. The offer and sale of the common stock was made to accredited investors and was exempt from registration under the Securities Act of 1933, as amended, pursuant to Rule 506 thereunder.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

The Exhibit Index filed herewith is incorporated herein by reference.

(b)	Reports on Form 8-K.

On October 23, 2003, we filed with the SEC a current report on Form 8-K to announce the financial results for the quarter ended September 30, 2003.

On November 25, 2003, we filed with the SEC a current report on Form 8-K to announce the acquisition of Advanced Business Systems.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Imaging Systems, Inc.
(Registrant)

February 10, 2004 Date	/s/ Raymond Schilling

Raymond Schilling On behalf of Global Imaging Systems and as Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

(Pursuant to Item 601 of Regulation S-K)

Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation of Global Imaging Systems, Inc. (1)

3.2	Amended and Restated Bylaws of Global Imaging Systems, Inc. (1)

3.3	Amendment to Amended and Restated Bylaws of Global Imaging Systems, Inc. (2)

4.1	Form of 4% Convertible Senior Subordinated Notes Due 2008. (2)

4.2	First Amendment to Second Amended and Restated Credit Agreement, dated as of December 10, 2003.

4.3	Third Supplemental Indenture between Global Imaging Systems, Inc., its subsidiaries and The Bank of New York, dated as of November 26, 2003.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement of Chief Executive Officer and Chief Financial Officer furnished (not filed) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Global’s Registration Statement on Form S-1, No. 333-48103, as filed with the SEC on May 8, 1998.

(2)	Incorporated by reference to Global’s Registration Statement on Form S-3/A, No. 333-107948, as filed with the SEC on October 7, 2003.