Form 10-K
period 2004-03-31
GLOBAL IMAGING SYSTEMS INC
filed 2004-06-11
CIK 1050167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

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

On September 30, 2003 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates of the registrant was $499,834,126 based on the closing sale price of $24.61 of the common stock as reported on the Nasdaq National Market on such date. (For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant and their affiliates; such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant.)

As of June 9, 2004, the registrant has 22,938,282 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual report to stockholders for the year ended March 31, 2004, are incorporated by reference into Part II of this annual report. Portions of the proxy statement for the annual stockholders meeting to be held in August 2004 are incorporated by reference into Part III of this annual report.

GLOBAL IMAGING SYSTEMS, INC.

Annual Report on Form 10-K

March 31, 2004

PART I

Item 1. Business

Unless the context otherwise requires, as used in this annual report, the terms “Global,” “Company,” “our,” or “we” refer to Global Imaging Systems, Inc. and its subsidiaries.

General

We are one of the leading providers of office technology solutions to middle-market businesses in the United States, selling and providing contract services for automated office equipment, including copiers, facsimile machines and printers, network integration solutions and electronic presentation systems. Incorporating products from Konica Minolta, Canon, Ricoh, Sharp, Hewlett-Packard, IBM, Microsoft, NEC, InFocus, and other leading companies, we offer solutions for our customers from a network of 173 locations in 28 states and the District of Columbia. The contractual nature of our service and supply business, tailored lease financing programs, high level of repeat equipment purchases and our emphasis on superior customer service are designed to generate stable and recurring revenue streams.

We target small- and medium-sized businesses with fewer than 1,000 employees, that we refer to as the middle-market. We believe these businesses typically base their purchasing decisions on personal relationships and loyalty inspired by customized solutions and high-quality service rather than basing their purchasing decisions strictly on price. Our localized operations enable our sales and service teams to focus exclusively on the needs of their local middle-market customers and to deliver our products and services in the most effective and responsive manner. We believe the middle-market will continue to provide us with attractive revenue opportunities as these businesses continue to demand more sophisticated, integrated office technology solutions.

Our competitive marketplace is highly fragmented, characterized by small local competitors and a few large national competitors. The small local competitors usually lack our product range, sales organization, financial stability and efficient operating model. The rapid pace of technological change, including the resulting expansion of product offerings and increase in product support costs, has outpaced the technical, managerial and financial resources of many smaller distributors and service providers, causing many of these businesses to seek larger partners. The large, national providers of office technology solutions focus primarily on serving the needs of large national corporations. We provide our middle-market customers with the economies of scale, professional management and financial stability of a large national organization while preserving the long-standing relationships and customer service focus of a small local company.

Since our founding in June 1994, we have acquired more than 60 businesses, all within the United States, that we have organized as a network of 17 core companies with corresponding satellite businesses. We enter new geographic markets by acquiring additional core businesses. We expand our core markets through acquisitions of satellite businesses, that are typically smaller than, but in close geographic proximity to, our core companies. Administrative functions at satellite businesses are integrated into our core companies, allowing local management teams to focus on delivering superior products and services. Core companies and satellite businesses typically continue to operate under their pre-acquisition names and with their pre-acquisition management teams, thus helping to preserve existing customer relationships. We believe a large number of potential core and satellite acquisition targets exist in the United States, representing additional opportunities to expand our geographic presence and continue our disciplined acquisition strategy. We believe our core and satellite operating model has contributed to our success in the middle-market.

News and information about us is available on our website, www.global-imaging.com. In addition to news and other information about our company, we provide access, free of charge, through this site to our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, forms disclosing changes in beneficial ownership, and all amendments to those reports as soon as reasonably practicable after we file or furnish them electronically with the Securities and Exchange Commission.

Recent Developments

On May 10, 2004, we acquired all the issued and outstanding stock of Imagine Technology Group, Inc. (“ITG”) pursuant to a Stock Purchase Agreement dated April 5, 2004, by and among Global, ITG Acquisition I Corporation, ITG and Imagine Technology Group, LLC and its members.

As consideration for the ITG stock, we paid ITG’s shareholder and its creditors approximately $104.8 million in cash, $4.0 million of which was placed in escrow and is subject to post-closing adjustments, plus 813,464 shares of Global’s common stock, par value $.01 per share, that were previously held in treasury. The common stock issued to ITG’s shareholder is registered for resale with the Securities and Exchange Commission using a registration statement on Form S-3.

In conjunction with the purchase of ITG, we entered into the second amendment of our senior credit facility on May 10, 2004 and used $70.0 million of the available funds from the term loan portion of the amended senior credit facility to pay a part of the cash portion of the purchase price. The remaining $34.8 million cash portion of the purchase price was paid with cash on hand from our operations. We refer to the second amendment of our senior credit facility as our new senior credit facility. The new senior credit facility was provided by a group of banks and financial institutions led by Wachovia Bank, National Association. Wachovia Capital Markets, LLC arranged and structured the credit facility amendments and also acted as Global’s financial advisor in connection with the acquisition.

Our new senior credit facility is comprised of a $70.0 million five-year revolving credit line and a $209.0 million six-year term loan. The revolving credit line of the new senior credit facility bears interest at rates ranging from 1.50% to 2.00% over LIBOR or from .50% to 1.00% over a base rate related to the prime rate. The term loan bears interest at a rate of 2.00% over LIBOR or .75% over a base rate related to the prime rate. The new senior credit facility provides for an unused commitment fee payable to the lenders and certain other fees payable by us and our material subsidiaries. The commitment fee rate is .50% of the unused balance.

Our Industry

We are part of the large and growing office technology solutions industry. We believe advances in technology have driven the growing demand for providers that offer a comprehensive range of automated office products and integrated solutions. We compete in three converging sectors: automated office equipment, network integration solutions and electronic presentation systems.

Automated Office Equipment. Dealers in the automated office equipment market, sell and service digital black and white copiers, color copiers, duplicators, facsimile equipment, printers, scanners and multi-function equipment.

Network Integration Solutions. Dealers in the network integration solutions market, design, install, service and support computer networks and related equipment. Competency in network integration is an important component of a well-coordinated office technology solutions offering. As organizations seek to take advantage of productivity-enhancing computer network technology, they face complex and costly issues relating to network design, selection, implementation and management. Among other challenges, organizations must select from an expanding number of product options with shortening life cycles, integrate diverse and often incompatible hardware and software environments and operate with a limited staff of qualified information technology service personnel. As a result, many organizations seek to outsource installation, upgrades, support and training, network improvement functions and the evaluation of new products.

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

Industry Trends

The office technology solutions industry continues to be impacted by technological change and the increased participation of large volume sellers. We believe a majority of independent dealers and service providers have not developed the product range or skill set necessary to offer comprehensive office technology solutions, nor do they have an efficient operating model with the necessary economies of scale to cost-effectively sell to and service the middle-market with one-stop office technology solutions. We believe it is increasingly difficult for smaller dealers and service providers to compete effectively with better capitalized competitors, including manufacturers, dealers and service providers, that sell and service a broad range of products, including mid- and high-range products, that require sophisticated support and service. Larger companies continue to focus on large corporate customers and national accounts. We believe that, because of this focus, these companies have not effectively positioned themselves to address the needs of the middle-market.

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

Increased Participation of Large Volume Sellers Offering Minimal Service. Office superstores and consumer electronics chains have entered the automated office equipment market, forcing some smaller dealers to either reduce prices or reduce their focus on the middle-market. We believe office superstores and consumer electronics chains, as well as smaller dealers, face difficulty competing in the middle-market because they are not as well equipped to provide the sophisticated support services required to offer mid- and high-range office equipment. Similarly, information technology direct marketers are offering multi-branded hardware and software and original equipment manufacturers are now directly offering their hardware and software products by phone, fax and the Internet. Companies employing these direct selling models typically do not provide the full range of service offerings that are increasingly critical to businesses in the middle-market. We have competed successfully in the middle-market with our value proposition that bundles local equipment sales and local support services in a competitive price package.

Our Competitive Strengths

Middle-Market Focus. We offer multi-branded solutions at competitive prices in an effort to provide our middle-market customers one-stop shopping for their office technology requirements and network integration needs. We believe middle-market businesses typically base their purchasing decisions on personal relationships and loyalty inspired by customized solutions and high-quality service, rather than employing competitive bidding processes. We believe that our singular focus on the middle-market customer will continue to provide us with attractive revenue opportunities as these businesses demand more sophisticated, integrated office technology solutions.

Large and Diverse Customer Base. We are not dependent on a few large customers. Approximately 150,000 customers purchased goods or services from us during the fiscal year ended March 31, 2004. Our largest customers account for a low percentage of our revenues. During the fiscal year ended March 31, 2004, our top five customers collectively accounted for less than 5% of our total revenues and no single customer accounted for more than 2% of our total revenues. In addition, our customer base spans virtually every industry from manufacturing, distribution, financial services, healthcare and retail to educational institutions, local and state governments and not-for-profit organizations.

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

Effective Business Model for the Middle-Market. We operate with a localized structure, allowing us to effectively serve and penetrate the middle-market. We believe our experienced local management teams possess a valuable understanding of their specific markets and customer bases. These local management teams are able to focus on delivering superior product and service solutions to their local customer bases because many of the administrative functions of operating their businesses are performed at our headquarters. Local management is supported by our consolidated financial strength and senior corporate management, that focuses on strategy, planning, operational improvements and financial reporting.

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

Important Sales Channel for Many of Our Office Technology Manufacturers. Manufacturers typically have relatively limited ability to reach the middle-market efficiently, instead relying on independent dealers to market and sell their products. Our network of core companies and satellite businesses generates a large sales volume for manufacturers in this market.

Product Offerings from Multiple Vendors. We sell products made by a wide array of leading vendors, including Konica Minolta, Canon, Ricoh, Sharp, Hewlett-Packard, IBM, Microsoft, NEC and InFocus. During the fiscal year ended March 31, 2004, we purchased approximately 19% of our equipment, parts and supplies from Konica Minolta. As a result of the recent merger between Konica and Minolta this percentage represents aggregated purchases from both companies during fiscal year 2004. No other single vendor represented in excess of 12% of our purchases. As we are not limited to a single vendor, or even a few vendors, we are able to offer our customers a wide variety of quality office technology solutions. Our wide array of vendors also limits the risks we may face if one of our vendors experiences financial instability or fails to keep pace with the rapid development and introduction of new products.

Lease Financing Programs Tailored to the Middle-Market. Our ability to offer customized, third-party lease financing programs and our relationships with companies such as General Electric, or GE, differentiates us from smaller local dealers in our industry. We believe this provides us with a competitive edge in winning business from middle-market businesses where financing is central to equipment purchasing decisions.

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

Our Growth Strategies

Capitalize on Cross-Selling and Recurring Revenue Opportunities. We constantly seek to deliver the highest level of service to our customers. Effective and responsive servicing of our customers has created strong loyalty and the opportunity to cross-sell additional products and services. By leveraging our existing customer base, our cross-selling activities have historically increased our operating efficiency and our margins. Our service and supply activities generally provide us with a recurring source of revenue and increased visibility with our customers. By taking advantage of the after-market opportunities generated by our sales of office technology equipment, we are able to derive a substantial amount of recurring revenue from our installed base through service and supply contracts. During the year we introduced the Print Management Program, which assists our customers with multiple printers in their workplace to efficiently manage print volumes. This program provides customers with on-site printer management, maintenance support, supplies, desktop support and a custom web-based view of assets, volumes and program performance. These services are effective in creating strong loyalty among existing customers and in providing opportunities to expand our customer base.

Further Penetrate the Middle-Market. The office technology solutions industry is characterized by rapid technological change and growth in product offerings. This rapid change and the increasing availability of integrated office solutions present middle-market businesses with opportunities to enhance their financial and operational efficiency. As more middle-market businesses move to take full advantage of these opportunities, we expect to sell more complete office technology solutions. We believe our position, as a leading provider of office technology solutions to the middle-market will allow us to meet the needs of these customers and expand our customer base.

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

Utilize Our Consolidated Financial Strength to Facilitate Local Sales. Our status as a publicly held company with significant financial resources facilitates sales by our core companies in several ways. First, our size, financial resources and the volume of equipment we purchase frequently permit us to negotiate favorable purchasing terms from our vendors. Second, our third-party lease financing relationships provide our customers with cost-effective access to equipment. Third, our purchasing volume enables us to better negotiate for co-marketing incentives from our major vendors and manufacturers, that may be used to buy local advertising. Finally, our geographic presence and successful operating history reassure customers who want their source of office technology solutions to be stable and reliable.

Our Acquisition Strategy

Since our founding in June 1994, we have acquired more than 60 businesses, all within the United States, that we have organized as a network of 17 core companies with corresponding satellite businesses. We enter new geographic markets by acquiring additional core companies. We expand our core companies’ markets through the acquisition of satellite businesses, which are typically in close geographic proximity to core companies. Core companies and satellite businesses typically continue to operate under their pre-acquisition names and with their pre-acquisition management teams, thus helping to preserve existing client relationships. Administrative functions at satellite businesses are integrated into our core companies, allowing local management teams to focus on delivering superior products and services.

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

Our Products and Services

We currently sell and service a variety of automated office equipment, network integration solutions and electronic presentation systems. We provide a number of office technology solutions, including the following:

Automated Office Equipment	Network Integration Solutions	Electronic Presentation Systems
Digital black and white copiers	Network design	Data and video projectors
Color copiers	Network installation	Interactive whiteboards
Duplicators	Network software and hardware	Video conferencing systems
Facsimile machines	Technical support contracts	Audio/visual equipment
Printers	Network support contracts	Related supply and service contracts
Multi-function equipment	Internet services	Training and support
Related supply and service contracts	Wireless network systems
Training and support	Training and support

We believe effective and responsive service is essential in obtaining repeat business and in developing new business. We also believe that superior service is the foundation for our profitability and strong recurring revenue streams. To ensure that we provide our customers with excellent service, we employed approximately 1,450 people in service positions as of March 31, 2004. Our service offerings include network design and installation, on-site maintenance and repair visits, technical assistance by telephone and the Internet and training of our customers’ employees.

Inventory and Distribution

We employ varying methods of distribution to deliver products to customers after an order is placed. Orders placed for automated office equipment and electronic presentation systems are generally filled with equipment from our inventory. Orders placed for network integration solutions products, which we typically do not hold in inventory, are generally filled by direct drop-shipments from manufacturers. However, we coordinate delivery and installation of these products through our core and satellite businesses.

Customers

Most of our customers are middle-market businesses. We are not dependent on a few large customers. Approximately 150,000 customers purchased goods or services from us during the fiscal year ended March 31, 2004. Our largest customers account for a low percentage of our revenues. During the fiscal year ended March 31, 2004, our top five customers collectively accounted for less than 5% of our total revenues and no single customer accounted for more than 2% of our total revenues. In addition, our customer base spans virtually every industry from manufacturing, distribution, financial services, healthcare and retail to educational institutions, local and state governments and not-for-profit organizations.

Sales and Marketing

Our local management teams understand their specific markets and customer relationships. We direct our core and satellite business managers to make local marketing decisions, including product offering mix and developing promotional programs and advertising. As of March 31, 2004, we employed approximately 1,150 people in sales and marketing functions.

Our Vendors

The following table lists the products we sell and their manufacturers in each of the markets we serve:

Automated Office Equipment
Copiers:	Canon, Gestetner, Kip, Konica Minolta, Muratec, Panasonic, Ricoh, Savin, Sharp, Toshiba
Facsimile machines:	Canon, Muratec, Panasonic, Ricoh, Savin, Sharp, Toshiba
Duplicators:	Gestetner, Ricoh, Riso, Standard
Printers:	Hewlett-Packard, Konica Minolta, Kyocera Mita, Lexmark, Ricoh

Network Integration Solutions
Personal and laptop computers, servers, communication equipment and firewalls and wireless networks:	3Com, ADIC, Adobe, APC, Aprisma, AST Research, Axent Technology, Brocade, Cisco Systems, Commvault, Dell, Enterasys Networks, Gateway, Hewlett-Packard, IBM, Intel, ISS, KVS, Lefthand Network, McData, NEC America, Network Associates, Oracle, Radware, RSA, Servgate, Shoretel, Storagetek, Symantec, Sun Microsystems, Toshiba, Xircom

Networking software:	Citrix, E Presence, Microsoft, Novell, OpenView, Veritas Software

Electronic Presentation Systems
Large screen display devices:	Epson America, Hitachi, InFocus, Mitsubishi, NEC Technologies, Phillips, Plus Corporation, Sanyo, Sharp, Sony

Video conferencing hardware and Software:	First Virtual Corp., Polycom, Tandberg, VCON

Interactive whiteboards:	Numonics, SMART Technologies

Our agreements with vendors permit us to sell particular products on a nonexclusive basis in specific geographic areas. In most cases, our agreements extend for one-year renewable terms, that the vendor can choose not to renew with 30-days notice. In addition, our vendors can terminate our agreements upon notice if we do not meet minimum purchase quotas or other requirements or under other conditions, including a change in our ownership. We receive incentives from some of our vendors related to volume rebates, cooperative advertising allowances and other arrangements.

Lease Financing and Rentals

In our fiscal year ended March 31, 2004, over 80% of our automated office equipment sales were financed for our customers by third-party leasing companies, such as GE. For the fiscal year ended March 31, 2004, approximately 86% of all of our automated office equipment lease financing was written with GE. The advantages of this program include better lease rates and terms than are generally available to individual copier dealers and our control over leased equipment under already negotiated terms at the end of the lease term. We entered into an amended and restated agreement on January 21, 2004 with GE with a term of three and one half years expiring on June 30, 2007. Our prior agreement with GE had an initial term of five years, which commenced on October 1, 1999 and continued through June 30, 2004. All leases that are entered into during the term of the agreement will continue in effect after the termination of the agreement. GE may terminate the agreement upon 90-days written notice under certain circumstances, including if we fail to meet our annual volume commitment or if there is a material deterioration in the performance of the lease portfolio. Under the terms of the agreement, we are required to provide GE with the first opportunity to offer lease financing to our customers. While our lease financing programs are used primarily by our customers who look to acquire automated office equipment, lease financing is available for the acquisition of most of the office technology solutions we offer.

In some cases, our automated office equipment dealers also rent equipment. Rental arrangements provide us with a steady monthly revenue stream and, like our lease financing arrangements, give us control over disposition of the equipment at the end of the rental term.

Competition

We operate in highly competitive markets, which force us to compete aggressively for customers. Our competitors in the automated office equipment market who sell to the middle-market include large, independent dealers and IKON Office Solutions as well as, to a lesser extent, Xerox and Danka. Our competition also includes manufacturers’ sales and service divisions, including those of Canon, Konica Minolta, Imagistics and Xerox and office superstores and consumer electronics chains. The principal areas of competition in this market include price and product capabilities, quality and speed of post-sales service support, availability of equipment, parts and supplies, speed of delivery and availability and terms of financing, leasing or rental programs.

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

Our competitors in the electronic presentation systems market include information technology direct marketers and local distributors, manufacturers’ sales and service divisions, office superstores and consumer electronics chains. The principal areas of competition in this market include price and product capabilities, quality and speed of post-sales service support, availability of equipment, parts and supplies, speed of delivery and availability and terms of financing, leasing or rental programs.

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

Employees and Training

As of March 31, 2004, we employed approximately 3,200 people, only 42 of whom worked at our corporate headquarters in Tampa, Florida. Approximately 1,150 employees work in sales and marketing, 1,450 in service, and 600 in operations and administration. None of our employees is covered by collective bargaining agreements. We believe we have good relations with our employees.

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

Risk Factors

We depend on our senior executives.

Our success largely depends on the efforts and ability of our senior executive team. Our senior executive team developed and implemented our benchmarking model and have many years of experience in the office technology solutions industry and in the acquisition and integration of office technology solutions dealers. We do not carry key-person insurance on the life of any of our senior executives. The loss or interruption of the services of any one of our senior executives could disrupt operations, divert the attention of our other senior executives or otherwise could have an adverse effect on us.

We depend on the presidents of our core companies.

We depend on our core company presidents to operate our business and integrate acquired businesses profitably. Our localized management structure depends on the ability of these core company presidents to effectively and efficiently manage our businesses. Our core company presidents have extensive industry experience and long-standing relationships with the customers in the regions they serve. The loss of any of our core company presidents could result in the loss of these valuable relationships, disrupt operations, divert the attention of our senior executives and adversely impact our revenues.

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

Our competitors in the electronic presentation systems market include information technology direct marketers and local distributors, manufacturers’ sales and service divisions, office superstores and consumer electronics chains.

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

The majority of our revenues come from the sale of office technology solutions equipment and from service and supply contracts for this equipment. As a result, our success depends on our access to reliable sources of equipment, parts and supplies at competitive prices. During the fiscal year ended March 31, 2004, we purchased approximately 19% of our equipment, parts and supplies from Konica Minolta. There is no guarantee that Konica Minolta or any of our other vendors will continue to sell their products to us, or that they will do so at competitive prices. Finally, other factors, including reduced access to capital resulting from economic conditions, may impair our vendors’ ability to provide products in a timely manner or at competitive prices.

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

In our fiscal year ended March 31, 2004, over 80% of our automated office equipment sales were financed for our customers by third-party leasing companies, such as GE. In our fiscal year ended March 31, 2004, the GE program accounted for approximately 86% of all of our automated office equipment lease financing arrangements. These lease financing arrangements permit our customers to lease equipment without having to purchase the equipment with cash. This, in turn, generates sales and service revenue for us. Our new amended and restated agreement entered into on January 21, 2004 with GE has a term of three and one half years, and there is no assurance that GE will renew the agreement on terms as favorable to us as those contained in our current agreement, or at all. If GE terminates or fails to renew our financing arrangements, we would need alternative sources of financing for our customers. There is no guarantee we could find an alternative source of financing for our customers that provides as favorable rates and terms. Our inability to provide such financing would likely adversely impact our business.

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

You should not place undue reliance on forward-looking statements made by us.

We have made forward-looking statements in this Form 10-K, in particular under the caption entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. You can find many of these forward-looking statements by looking for words such as “intend,” “anticipate,” “believe,” “may,” “will,” “continue,” “project,” “estimate,” “expect,” “plan” or similar expressions in this Form 10-K.

In particular, forward-looking statements include, among others, statements about the following:

•	Our business strategy;

•	Our acquisition strategy;

•	Our expected financial position and operating results;

•	The projected size of our markets; and

•	Our financing plans.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements include, among others, those listed in this section entitled “Risk Factors” and the following:

•	General economic and business conditions, both nationally and in our markets;

•	Acts of war or terrorism or other geopolitical events;

•	Adverse changes in international markets effecting the ability of our vendors to supply us with equipment;

•	Adverse changes in interest rates or the performance of the financial markets;

•	Lack of appropriate acquisition opportunities;

•	Adverse changes in laws and regulations effecting our business; and

•	Adverse changes in the trends in our business.

The foregoing list is not exhaustive and should be read in conjunction with other cautionary statements in this Form 10-K. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by this cautionary statement.

Forward-looking statements are not guarantees of performance and the forward-looking events and circumstances discussed in this Form 10-K may not happen. You are cautioned not to place undue reliance on any of these forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statement whether as a result of new information, future events, or otherwise.

Item 2. Properties

None of the individual physical properties we use are material to our business.

Item 3. Legal Proceedings

Currently, Global is not involved in any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Global’s stockholders during the three months ended March 31, 2004.

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

On May 10, 2004, we issued 813,464 shares of our common stock, par value $.01 per share, that were previously held in treasury, to the shareholder of Imagine Technology Group, Inc. (“ITG”) as payment for approximately 20% of the outstanding stock of ITG. The common stock issued to ITG’s shareholder is registered for resale with the Securities and Exchange Commission using a registration statement on Form S-3.

The other information required by this item is set forth in the “quarterly financial data” section appearing in our 2004 Annual Report to Stockholders and is incorporated herein by reference. Portions of our 2004 Annual Report to Stockholders that are incorporated into this Form 10-K are filed as Exhibit 13.1 to this Form 10-K.

Item 6. Selected Financial Data

The presentation of selected financial data as of and for the five years ended March 31, 2004 is included in the “selected consolidated financial data” section appearing in our 2004 Annual Report to Stockholders and is incorporated by reference into this Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is set forth in the “management’s discussion and analysis of financial condition and results of operations” section appearing in our 2004 Annual Report to Stockholders, and is incorporated by reference into this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is set forth in the “management’s discussion and analysis of financial condition and results of operations “ section appearing in our 2004 Annual Report to Stockholders, and is incorporated by reference into this Form 10-K.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary financial information required by this item are set forth in our 2004 Annual Report to Stockholders and are incorporated by reference into this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

PART III

Item 10. Directors and Executive Officers of the Registrant

Information about our directors, nominees for director and executive officers and our Code of Conduct is contained in our Proxy Statement for the 2004 annual meeting of shareholders to be held on August 16, 2004. This information is incorporated by reference.

Information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of our Proxy Statement.

Information regarding audit committee financial experts is incorporated by reference from the section entitled “Audit Committee” of our Proxy Statement.

Item 11. Executive Compensation

Information about compensation of our executive officers for the year ended March 31, 2004 is contained in our Proxy Statement under the caption “Executive Compensation.” This information is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information about the security ownership of certain beneficial owners and our management is contained in our Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers.” This information is incorporated by reference. Information about our equity compensation plans is contained in our Proxy Statement under the caption “Equity Compensation Plan Information.” This information is incorporated by reference.

Item 13. Certain Relationships and Related Transactions

Information about certain relationships and transactions is contained in our Proxy Statement under the caption “Certain Relationships and Transactions.” This information is incorporated by reference.

Item 14. Principal Accounting Fees and Services

Information about our independent registered certified public accountants is contained in our Proxy Statement under the caption “Audit Committee Information.” This information is incorporated by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)

1. Financial Statements

The consolidated financial statements as of March 31, 2004 and 2003 and for each of the three years in the period ended March 31, 2004, together with the report thereon of Ernst & Young LLP dated May 10, 2004 appearing in our 2004 Annual Report to Stockholders are incorporated by reference into Part II, Item 8 of this Form 10-K. With the exception of the information incorporated by reference in Part II, Items 5, 6, 7, 7A and 8 of this Form 10-K, our 2004 Annual Report to Stockholders is not to be deemed filed as part of this report.

Consolidated balance sheets as of March 31, 2004 and 2003

Consolidated statements of operations for the years ended March 31, 2004, 2003 and 2002

Consolidated statements of cash flows for the years ended March 31, 2004, 2003 and 2002

Consolidated statements of stockholders’ equity for the years ended March 31, 2004, 2003 and 2002

Notes to consolidated financial statements

Report of Independent Registered Certified Public Accountants

2. Financial Statement Schedules Required by Items 8 and 15(d)

Included in this annual report is the following additional financial data, which should be read in conjunction with the consolidated financial statements in Global’s 2004 Annual Report to Stockholders:

Report of Independent Registered Certified Public Accountants

Schedule II—Valuation and Qualifying Accounts for each of the three years in the period ended March 31, 2004

Supplemental schedules not included with the additional financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits

The Exhibit Index filed herewith is incorporated herein by reference.

(b) Reports on Form 8-K

On January 22, 2004, we filed with the SEC a current report on Form 8-K to announce the financial results for the quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Global Imaging Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Imaging Systems, Inc.

By:	/s/ Thomas S. Johnson
Thomas S. Johnson Chairman and Chief Executive Officer

Date: June 10, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of June 10, 2004.

Name	Title
/s/ Thomas S. Johnson Thomas S. Johnson	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Raymond Schilling Raymond Schilling	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ Carl D. Thoma Carl D. Thoma	Director

/s/ Daniel T. Hendrix Daniel T. Hendrix	Director

/s/ Peter Dinan Peter Dinan	Director

/s/ Mark A. Harris Mark A. Harris	Director

/s/ R. Eric McCarthey R. Eric McCarthey	Director

/s/ Edward N. Patrone Edward N. Patrone	Director

/s/ M. Lazane Smith M. Lazane Smith	Director

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors

Global Imaging Systems, Inc.

We have audited the consolidated financial statements of Global Imaging Systems, Inc. as of March 31, 2004 and 2003, and for each of the three years in the period ended March 31, 2004, and have issued our report thereon dated May 10, 2004. Our audits also included the financial statement schedule listed in Item 15(a)(2) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Tampa, Florida

May 10, 2004

GLOBAL IMAGING SYSTEMS, INC.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

Allowance for doubtful accounts:

	Balance at the Beginning of the period	Additions
		Charged to Costs and Expenses	Charged to Other Accounts (1)	Deductions (2)	Balance at the End of the period
Year Ended:
March 31, 2002	$2,149,634	$1,487,023	$32,981	$1,293,760	$2,375,878
March 31, 2003	2,375,878	1,195,559	204,959	1,105,485	2,670,911
March 31, 2004	2,670,911	1,143,329	233,000	1,199,895	2,847,345

Reserve for excess and slow-moving inventory:

	Balance at the Beginning of the period	Additions
		Charged to Costs and Expenses	Charged to Other Accounts (1)	Deductions (3)	Balance at the End of the period
Year Ended:
March 31, 2002	$3,411,882	$1,290,012	$206,430	$1,163,361	$3,744,963
March 31, 2003	3,744,963	1,607,190	1,257,389	1,901,089	4,708,453
March 31, 2004	4,708,453	2,885,906	198,000	3,578,881	4,213,478

(1)	These amounts primarily represent reserve balances acquired in connection with business combinations.
(2)	Represents accounts written off during the year net of recoveries.
(3)	Represents the write-down of inventory to the lower of cost or market.

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Global Imaging Systems, Inc. (1)

3.2	Amended and Restated Bylaws of Global Imaging Systems, Inc. (1)

4.1	Specimen common stock certificate. (1)

4.2	Indenture dated as of May 16, 2003 between Global, the subsidiary guarantors and the Bank of New York, as Trustee, relating to the 4% Convertible Senior Subordinated Notes due 2008. (8)

4.3	Form of Global Note. (8)

4.4	Form of Certificated Note. (8)

4.5	Second Amended and Restated Credit Agreement, dated as of June 25, 2003, by and among Global and certain of its subsidiaries, as Borrowers, the Lenders referred to therein and Wachovia Bank, National Association, as Administrative Agent, General Electric Capital Corporation, as Syndication Agent, and SunTrust Bank, as Documentation Agent. (8)

4.6	Amended and Restated Security Agreement, dated as of June 25, 2003, by and among Global and certain of its subsidiaries, as Grantors, and Wachovia Bank, National Association, as Administrative Agent, for the benefit of itself and the Lenders referred to therein. (8)

4.7	Amended and Restated Pledge Agreement, dated as of June 25, 2003, by and among Global and certain of its subsidiaries, as Pledgors, and Wachovia Bank, National Association, as Administrative Agent, for the benefit of itself and the Lenders referred to therein. (8)

4.8	First Amendment to Second Amended and Restated Credit Agreement, dated as of December 10, 2003. (11)

4.9	Second Amendment to Credit Agreement, dated as of May 10, 2004, by and among Global and certain of its subsidiaries, as Borrowers, the Lenders referred to therein and Wachovia Bank, National Association, as Administrative Agent, General Electric Capital Corporation, as Syndication Agent, and SunTrust Bank, as Documentation Agent. +

4.10	Form of 4% Convertible Senior Subordinated Notes due 2008. (12)

10.1	Termination and Waiver of Registration Agreement, dated as of April 2, 2004, by and among Global and the stockholders identified therein. +

10.2	Senior Executive Agreement, dated as of April 1, 2004, by and between Global and Thomas S. Johnson. +*

10.3	Senior Executive Agreement, dated as of April 1, 2004, by and between Global and Raymond Schilling. +*

10.4	Senior Executive Agreement, dated as of May 1, 2004, by and between Global and Cecil A. McClary. +*

10.5	Senior Executive Agreement, dated as of February 17, 2004, by and between Global and Lawrence Paine. +*

10.6	Senior Executive Agreement, dated as of July 1, 2003, by and between Global and Teresa N. Dunn. +*

10.7	Senior Executive Agreement, dated as of February 1, 2004, by and between Global and Dennis Houseman. +*

10.8	Senior Executive Agreement, dated as of October 1, 2002, by and between Global and Peter W. Shoemaker. (6)*

10.9	Senior Executive Agreement, dated as of September 1, 2002, by and between Global and Michael Shea. (6)*

10.10	Senior Executive Agreement, dated as of February 1, 2003, by and between Global and Todd S. Johnson. (9)*

10.11	Senior Executive Agreement, dated as of February 1, 2003, by and between Global and Alfred N. Vieira. (9)*

10.12	Amended and Restated 1998 Stock Option and Incentive Plan. (13) *

10.13	Form of Incentive Stock Option Agreement. (8) *

Exhibit No.	Description
10.14	Form of Non-Incentive Stock Option Agreement. (8) *

10.15	Form of Director’s Non-Incentive Stock Option Agreement. (8) *

10.16	Director Non-Incentive Stock Option Agreement. (2)*

10.17	Amended and Restated 2001 Stock Option Plan. (4)

10.18	Form of Non-Incentive Stock Option Agreement. (3)

10.19	Form of Indemnification Agreement between Global and its directors and executive officers. (1)*

10.20	Thomas S. Johnson Restricted Stock Agreement dated June 27, 2002. (5)*

10.21	Raymond Schilling Restricted Stock Agreement dated June 27, 2002. (5)*

10.22	Peter W. Shoemaker Restricted Stock Agreement dated October 1, 2002. (7)*

10.23	Registration Rights Agreement, dated May 16, 2003, by and among Global, the subsidiary guarantors, Wachovia Securities, Inc., Raymond James & Associates, Inc., SunTrust Capital Markets, Inc. and Robert W. Baird & Co. Incorporated. (8)

13.1	Incorporated portions of Annual Report to Stockholders for the Year Ended March 31, 2004 +

14.1	Code of Business Conduct and Ethics.+

21.1	Subsidiaries of Global. +

23.1	Consent of Ernst & Young LLP. +

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

32.1	Written Statement of Chief Executive Officer and Chief Financial Officer furnished (not filed) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

(1)	Incorporated by reference to Global’s Registration Statement on Form S-1, No. 333-48103, as filed with the SEC on May 8, 1998.
(2)	Incorporated by reference to Global’s Registration Statement on Form S-8, No. 333-80801, as filed with the SEC on June 16, 1999.
(3)	Incorporated by reference to Global’s Registration Statement on Form S-8, No. 333-74786, as filed with the SEC on December 7, 2001.
(4)	Incorporated by reference to Global’s Annual Report on Form 10-K/A for the period ended March 31, 2002.
(5)	Incorporated by reference to Global’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.
(6)	Incorporated by reference to Global’s Quarterly Report on Form 10-Q for the period ended September 30, 2002.
(7)	Incorporated by reference to Global’s Quarterly Report on Form 10-Q for the period ended December 31, 2002.
(8)	Incorporated by reference to Global’s Annual Report on Form 10-K for the period ended March 31, 2003.
(9)	Incorporated by reference to Global’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.
(10)	Incorporated by reference to Global’s Quarterly Report on Form 10-Q for the period ended September 30, 2003.
(11)	Incorporated by reference to Global’s Quarterly Report on Form 10-Q for the period ended December 31, 2003.
(12)	Incorporated by reference to Global’s Registration Statement on Form S-3/A, No. 333-107948, as filed with the SEC on October 7, 2003.
(13)	Incorporated by reference to Global’s Registration Statement on Form S-8, No. 333-109540, as filed with the SEC on October 7, 2003.
+	Filed herewith.
*	Management contract or compensatory plan, contract or arrangement.
**	Confidential treatment has been granted for portions of this exhibit.