Form 10-Q
period 2004-06-30
GLOBAL IMAGING SYSTEMS INC
filed 2004-08-06
CIK 1050167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

The registrant had 23,063,207 shares of common stock, $.01 par value, outstanding as of August 4, 2004.

PART I – FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

GLOBAL IMAGING SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	June 30, 2004	March 31, 2004
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$5,988	$47,266
Accounts receivable, net of allowance for doubtful accounts ($3,318 and $2,847 at June 30, 2004 and March 31, 2004, respectively)	100,368	81,262
Inventories	90,199	70,898
Deferred income taxes	8,077	5,849
Prepaid expenses and other current assets	5,795	2,927

Total current assets	210,427	208,202
Rental equipment, net	15,620	15,416
Property and equipment, net	12,062	10,180
Other assets	2,353	1,016
Related party notes receivable	—	400
Intangible assets, net:
Goodwill	478,978	356,681
Noncompete agreements	566	639
Financing fees	4,669	5,239

Total assets	$724,675	$597,773

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$44,099	$41,466
Accrued liabilities	10,819	11,266
Accrued compensation and benefits	15,935	19,328
Accrued interest	661	1,008
Current maturities of long-term debt	1,649	1,479
Deferred revenue	26,378	22,514
Income taxes payable	8,638	4,776

Total current liabilities	108,179	101,837
Deferred income taxes	22,459	15,936
Long-term debt, less current maturities	264,474	195,184

Total liabilities	395,112	312,957

Stockholders’ equity:
Preferred stock, $.01 par value: 10,000,000 shares authorized: no shares issued	—	—
Common stock, $.01 par value: 50,000,000 shares authorized: 23,083,280 and 22,879,015 shares issued and 23,016,997 and 21,999,396 shares outstanding at June 30, 2004 and March 31, 2004, respectively	231	229
Common stock held in treasury, at cost: 66,283 and 879,619 shares at June 30, 2004 and March 31, 2004, respectively	(521)	(7,731)
Additional paid-in capital	174,312	149,958
Retained earnings	156,563	143,698
Unearned stock-based compensation	(982)	(1,099)
Accumulated other comprehensive loss	(40)	(239)

Total stockholders’ equity	329,563	284,816

Total liabilities and stockholders’ equity	$724,675	$597,773

See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended June 30,
	2004	2003
Revenues:
Equipment and supplies sales	$157,871	$134,818
Service and rentals	54,147	45,354

Total revenues	212,018	180,172
Costs and operating expenses:
Cost of equipment and supplies sales	100,632	88,382
Service and rental costs	27,289	23,306
Selling, general and administrative expenses	58,978	48,657
Intangible asset amortization	125	146

Total costs and operating expenses	187,024	160,491

Income from operations	24,994	19,681
Loss on early extinguishment of debt	1,655	8,433
Interest expense	2,556	4,142

Income before income taxes	20,783	7,106
Income taxes	7,918	2,814

Net income	$12,865	$4,292

Net income per common share:
Basic	$.57	$.20

Diluted	$.52	$.19

Weighted average number of shares outstanding:
Basic	22,419	21,289
Diluted	25,533	23,127

See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(IN THOUSANDS)

	Three Months Ended June 30,
	2004	2003
OPERATING ACTIVITIES:
Net income	$12,865	$4,292
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	3,624	3,704
Amortization	125	146
Amortization of financing fees	262	358
Tax benefit of stock option exercises	1,665	—
Non-cash portion of loss on early extinguishment of debt	1,655	3,058
Deferred income tax expense	(168)	974
Unearned stock-based compensation expense	117	118
Changes in operating assets and liabilities, net of amounts acquired in purchase business combinations:
Accounts receivable	(3,858)	(8,790)
Inventories	(6,839)	5,328
Prepaid expenses and other current assets	(1,793)	(435)
Other assets	(600)	84
Accounts payable	(6,244)	(9,397)
Accrued liabilities, compensation and benefits and interest	(8,705)	(5,415)
Deferred revenue	(1,003)	(192)
Income taxes payable	4,339	(437)

Net cash used in operating activities	(4,558)	(6,604)
INVESTING ACTIVITIES:
Related party notes receivable	400	—
Purchase of property, equipment and rental equipment, net of proceeds from disposals	(3,468)	(6,855)
Payment for purchase of businesses, net of cash acquired	(104,389)	(2,811)

Net cash used in investing activities	(107,457)	(9,666)
FINANCING ACTIVITIES:
Net payments on revolving line of credit	(18)	(19,349)
Net payments on other long-term debt	(522)	(67,907)
Proceeds from issuance of long-term debt	70,000	140,000
Redemption and retirement of notes	—	(100,000)
Issuance of convertible notes	—	57,500
Financing fees paid	(1,347)	(5,512)
Stock options exercised	2,624	1,159

Net cash provided by financing activities	70,737	5,891

Net decrease in cash and cash equivalents	(41,278)	(10,379)
Cash and cash equivalents, beginning of period	47,266	11,343

Cash and cash equivalents, end of period	$5,988	$964

Non-cash investing activities:
Stock issued for business purchases	$27,277	$314

See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

	Common Stock			Additional Paid-in Capital	Retained Earnings	Unearned Stock-based Compensation	Accumulated Other Comprehensive Loss	Total
	Number of Shares	Par Value	Held in Treasury, at Cost
Balances at March 31, 2004	21,999,396	$229	$(7,731)	$149,958	$143,698	$(1,099)	$(239)	$284,816
Comprehensive income:
Net income	—	—	—	—	12,865	—	—	12,865
Unrealized gain on derivative instrument	—	—	—	—	—	—	199	199

Total comprehensive income								13,064
Stock options exercised including income tax benefit	204,265	2	—	4,287	—	—	—	4,289
Treasury stock issued in conjunction with acquisitions	813,336	—	7,210	20,067	—	—	—	27,277
Amortization of unearned stock-based compensation	—	—	—	—	—	117	—	117

Balances at June 30, 2004	23,016,997	$231	$(521)	$174,312	$156,563	$(982)	$(40)	$329,563

See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 1. BASIS OF PRESENTATION

The accompanying consolidated balance sheet as of June 30, 2004, consolidated statements of operations for the three months ended June 30, 2004 and 2003, consolidated statements of cash flows for the three months ended June 30, 2004 and 2003 and the consolidated statement of stockholders’ equity for the three months ended June 30, 2004 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented, have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Global Imaging Systems, Inc.’s (together with its subsidiaries, “Global” or the “Company”) Annual Report for the year ended March 31, 2004.

NOTE 2. STOCK OPTION PLANS

In 1998, the Board of Directors adopted a stock option plan under which, as amended to date, 3,320,000 shares of our common stock may be issued pursuant to stock options granted or sold as restricted stock to directors, officers, and employees of and consultants to Global. As of June 30, 2004, options to purchase 2,300,244 shares of our common stock were outstanding under the 1998 stock option plan, and 871,181 shares of our common stock have been issued under the 1998 plan upon the exercise of stock options granted under the plan. There were 46,075 shares of our common stock available to be issued under the 1998 plan as of June 30, 2004. Additionally, we have issued 102,500 shares of restricted stock under the 1998 plan, but did not issue any additional restricted shares during the three months ended June 30, 2004. During the three months ended June 30, 2004, options to purchase an aggregate of 238,000 shares were granted under the 1998 stock option plan with an exercise price of $33.22 per share, the market value at date of grant.

On January 25, 2001, the Board of Directors adopted the Global Imaging Systems, Inc. 2001 Stock Option Plan under which we may grant options to purchase up to 300,000 shares of our common stock to employees of and service providers to Global, except for our executive officers and directors. Stock options granted under the 2001 stock option plan have the same terms as those granted under the 1998 plan. As of June 30, 2004, options to purchase 178,875 shares were outstanding under the 2001 stock option plan, and 95,525 shares of our common stock have been issued under the 2001 plan upon the exercise of stock options granted under the plan. There were 25,600 shares of our common stock available to be issued under the 2001 stock option plan as of June 30, 2004. During the three months ended June 30, 2004, no options were granted under the 2001 stock option plan.

In addition to options outstanding under our stock option plans, 10,000 shares of our common stock are issuable upon the exercise of an option granted outside of our 1998 and 2001 stock option plans. This option is exercisable at a price of $12.00 per share.

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

	For Three Months Ended June 30,
	2004	2003
Net income, as reported	$12,865	$4,292
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(935)	(711)

Pro forma net income	$11,930	$3,581

Earnings per share:
Basic – as reported	$.57	$.20

Basic – pro forma	$.53	$.17

Diluted – as reported	$.52	$.19

Diluted – pro forma	$.48	$.15

NOTE 3. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution from the exercise of stock options, as well as the conversion of convertible notes into common stock.

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations (shares in thousands):

	For Three Months Ended June 30,
	2004	2003
Numerator:
Numerator for basic earnings per share	$12,865	$4,292
Effect of dilutive securities:
4% convertible notes	443	212

Numerator for diluted earnings per share	$13,308	$4,504

Denominator:
Denominator for basic earnings per share	22,419	21,289
Effect of dilutive securities:
4% convertible notes	2,407	1,190
Employee stock options and restricted stock	707	648

Denominator for diluted earnings per share	25,533	23,127

NOTE 4. ACQUISITIONS

Effective May 1, 2004, we acquired all the issued and outstanding stock of Imagine Technology Group, Inc. (“ITG”) pursuant to a Stock Purchase Agreement dated April 5, 2004, by and among Global, ITG Acquisition I Corporation, ITG and Imagine Technology Group, LLC and its members.

As consideration for the ITG stock, we paid ITG’s shareholder and its creditors approximately $104,800 in cash, $4,000 of which was placed in escrow and is subject to post-closing adjustments, plus 813,464 shares of Global’s common stock, par value $.01 per share, that were previously held in treasury. The common stock issued to ITG’s shareholder is registered for resale with the Securities and Exchange Commission using a registration statement on Form S-3.

The following table summarizes the estimated fair value of the net assets acquired and liabilities assumed at the acquisition date. We are in the process of obtaining third-party valuations of certain assets. When the report of the third-party appraiser is completed and the purchase price allocation is finalized, there may be material adjustments to the intangible assets (some of which may be amortizable) and hence there may also be material adjustments to amortization expense and deferred income taxes.

Current assets	$32,089
Equipment	2,357
Other assets	737
Intangible assets	122,325

Total assets acquired	157,508

Current liabilities	19,738
Long-term liabilities	5,200

Total liabilities assumed	24,938

Net assets acquired	$132,570

This acquisition was accounted for using the purchase method of accounting and, accordingly, is included in the results of operations from the effective date of acquisition.

The unaudited pro forma results presented below include the effects of our acquisitions for fiscal years 2005 and 2004 as if they had been consummated as of April 1, 2003. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated at the beginning of the year prior to acquisition.

	Unaudited Pro Forma Three Months Ended June 30,
	2004	2003
Revenues	$222,434	$217,514
Net income	$12,849	$5,280

Net income per common share:
Basic	$.56	$.24
Diluted	$.51	$.22

NOTE 5. COMPREHENSIVE INCOME

The following table presents a reconciliation of comprehensive income, comprised of net income and the unrealized gain (loss) on cash flow hedges.

	For Three Months Ended June 30,
	2004	2003
Net income	$12,865	$4,292
Unrealized gain (loss) on cash flow hedges, net of tax	199	(116)

Total comprehensive income	$13,064	$4,176

NOTE 6. DERIVATIVES

We enter into swap and interest rate cap agreements to hedge the fluctuations in variable interest rates and do not use derivative instruments for speculative purposes. Effective November 12, 2002, we entered into a three-year swap agreement. This agreement effectively converted $20,000 of our variable-rate debt to fixed-rate debt, reducing the exposure to changes in interest rates. Under this swap agreement, we received an average variable LIBOR rate of 1.2% and paid an average LIBOR fixed rate of 2.7% for the period from April 1, 2004 to June 30, 2004. We have recognized a gain, net of tax, of approximately $199 for the three month period ended June 30, 2004 related to the change in the fair value of the interest rate swap, which has been recorded in comprehensive income.

Effective September 11, 2003, we entered into three interest rate cap agreements (caps) in notional amounts of $20,000 each. These caps are not designated as a hedging instrument and as such are recorded on the consolidated balance sheet at fair value, with changes in the fair value of the caps being recorded in the consolidated statement of operations as interest expense during the period of change. The change in the caps fair value resulted in our recognizing interest income of $19, before tax, for the three month period ended June 30, 2004. The caps limit our interest rate risk exposure to 4% LIBOR rate plus base rate for the related notional amounts. No payments have been received under the caps, which expire September 2005.

NOTE 7. RECENT ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements issued or adopted during the quarter ended June 30, 2004, which had a significant impact on our financial condition or results of operations.

NOTE 8. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

We have issued $57,500 of 4% convertible senior subordinated notes that are fully and unconditionally guaranteed on a joint and several basis by all our existing subsidiaries (the Guarantors), each of which we wholly own, directly or indirectly. We are a holding company and all of our operations are conducted by the Guarantors; we have no operations or assets separate from our investment in our subsidiaries.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes included elsewhere in this Report on Form 10-Q and our Annual Report for the year ended March 31, 2004. The discussion in this section contains forward-looking statements, including statements relating to the pace of our future acquisitions and overall growth, the benefits that will be realized by businesses we have acquired or may acquire, our future product and service offerings, pace of borrowings and future cash flows. These forward-looking statements are based largely on management’s current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to risks, uncertainties and assumptions, which could cause our actual results to differ materially from the results suggested by these forward-looking statements. Some factors that may cause our results to differ materially from these statements are:

•	the departure of one or more of our senior executives or a substantial number of our core company presidents could disrupt our operations, divert the attention of our management, or otherwise adversely affect our revenues.

•	the highly competitive nature of the markets we serve may result in changes in our competitive climate, which could require us to lower prices and therefore would reduce our revenues with no corresponding reduction in cost.

•	our significant debt service obligations may exacerbate the affect on our cash flow if downturns in economic and business conditions hinder our ability to adjust to rapidly changing market conditions.

•	covenants in our new senior credit facility impose operating and financial restrictions that limit our discretion on some business matters, which may affect our future financing plans or our ability to enter into certain types of strategic transactions.

•	our dependence on our vendor relationships, the availability of products and our lease financing partners.

•	some or all of our substantial amount of goodwill may become impaired, which would adversely affect our operating results.

•	fewer than expected acquisition opportunities could slow our growth.

•	recognition of unanticipated costs and delays associated with ongoing integration efforts.

•	increases in borrowing rates and costs which could limit our acquisitions, cause us to reduce our pace of acquisitions or growth, or accelerate the time in which we need to obtain new financing.

•	technological developments that may reduce demand for the products and services we sell or result in us facing increased competition to sell those products and services.

Information regarding many of these factors and other factors that may cause our actual results to differ materially from those contained in the forward-looking statements is presented in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended March 31, 2004. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are one of the leading providers of office technology solutions to middle-market businesses in the United States, selling and providing contract services for automated office equipment, including copiers, facsimile machines and printers, network integration solutions and electronic presentation systems. We believe that the markets for our products and services are converging as technology advancements and innovation produce increases in automated office equipment functionality and networking capabilities. Incorporating products from Konica Minolta, Canon, Ricoh, Sharp, Hewlett-Packard, IBM, Microsoft, NEC, InFocus and other leading companies, we offer solutions for our customers from a network of 173 locations in 28 states and the District of Columbia. The contractual nature of our service and supply business, tailored lease financing programs, high level of repeat equipment purchases and our emphasis on superior customer service generate stable and recurring revenue streams. Since our founding in June 1994, we have acquired more than 60 businesses, all within the United States, which we have organized as a network of 17 core companies with corresponding satellite businesses. We believe the businesses we have acquired and the businesses we acquire in the future will benefit from our various programs and operating strategies. These benefits include increased operating efficiencies, the support of experienced and professional senior management, expansion of the types of office imaging products and services offered, increased access to capital and enhanced financial management.

Our revenues come from two sources: sales of equipment and related supplies; and sales of complementary services and equipment rentals. The growth of our revenues depends on the demand for the equipment we offer, our reputation for providing timely and reliable service, our competitors’ actions in the marketplace, and general economic conditions. Sales of complementary supplies, parts and services are affected by equipment sales and rental volumes. Most of our service revenue is generated by contractual arrangements to service automated office equipment.

Our gross profit as a percentage of revenues varies from period to period depending on a number of variables including the mix of revenues from equipment, supplies, service and rentals; the mix of revenues among the markets served by us; and the mix of revenues of the businesses we acquire. As we acquire businesses, the percentage of our revenues that come from sales of equipment and supplies, as opposed to service and rentals, fluctuates depending on whether the businesses acquired are primarily automated office equipment dealers or are network integrators or electronic presentation systems dealers. Automated office equipment dealers typically derive a higher percentage of their revenues from service and rentals and a lower percentage from sales of equipment and supplies than do network integrators or electronic presentation systems dealers. Generally, sales of equipment and supplies have lower gross profit margins than revenues from service and rentals. In addition, equipment sales in the automated office equipment market generally have higher gross profit margins than equipment sales in the network integration or electronic presentation systems markets. To the extent these markets grow faster than the automated office equipment market, over time a larger percentage of our revenues and gross profits may be derived from sales that have lower gross profit margins than our current gross profit margins.

Cost of goods sold consists primarily of the cost of new equipment, cost of supplies and parts, labor costs to provide services, rental equipment depreciation and other direct operating costs. We depreciate our rental equipment primarily over a three-year period on a straight-line basis.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an ongoing basis, we evaluate these estimates, including those related to accounts receivable, inventories, vendor incentives, intangible assets and contingencies. Our estimates and judgments are based on currently available information, historical results and other assumptions we believe to be reasonable. Actual results could differ materially from these estimates. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Accounts Receivable

We maintain allowances for doubtful accounts for estimated losses arising from the inability of our customers to make required payments. We evaluate the need for adjustments to our allowance for doubtful accounts at least quarterly. Our estimate of losses is based upon prior collection experience, a review of specific customers and their ability to pay and an overall appraisal of current economic conditions. If the financial condition of our customers were to deteriorate, resulting in a reduced ability to make payments, additional allowances may be required which would reduce net income.

Inventories

Inventories are valued at the lower of cost or market value. For equipment, cost equals either the average cost of inventory or, in the case of some specifically identified equipment inventory, the actual cost of that equipment inventory. For parts and supplies, cost equals the average cost of inventory. We evaluate the need for adjustments to our reserve for excess and slow-moving inventory at least quarterly. We write-down our inventories for estimated obsolescence by an amount equal to the difference between the cost of the inventories and their estimated market values based upon an aging analysis of the inventories on hand, specifically known inventory-related risks and assumptions about future demand and market conditions. These write-downs are reflected in our cost of sales. If actual market conditions are less favorable than those projected by management, additional write-downs may be required which could have an adverse effect on our financial results.

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

Intangible Assets

As a result of our acquisition activity, we carry a substantial amount of goodwill, which is the excess of the cost of our acquired businesses over the fair value of the acquired net assets. We examine the carrying value of our goodwill and our other intangible assets as current events and circumstances warrant determining whether there are any impairment losses. For goodwill, we test the recorded amount for impairment on the first day of the fourth quarter of our fiscal year, or more frequently if conditions change, by comparing the recorded value to estimated fair value. If indicators of impairment were present relating to our other intangible assets and future cash flows were not expected to be sufficient to recover the assets’ carrying amount, an impairment loss would be charged to expense in the period identified. To date, we have not identified any event that would indicate an impairment of the value of goodwill or other intangible assets recorded in our consolidated financial statements.

Contingencies

We accrue amounts for losses arising from contingent obligations, including estimated legal costs, when the obligations are probable and the amounts are reasonably estimable. As facts concerning contingencies become known, we reassess our position and make appropriate adjustments to the consolidated financial statements. Estimates that are particularly sensitive to future charges include tax, legal and other regulatory matters which are subject to change as events evolve and as additional information becomes available during the administrative and litigation process.

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

	Three Months Ended June 30,
	2004	2003
Revenues:
Equipment revenues	$128,290	$112,130
Supplies revenues	29,581	22,688

Equipment and supplies revenues	157,871	134,818

Service revenues	50,418	41,655
Rental revenues	3,729	3,699

Service and rental revenues	54,147	45,354

Total revenues	$212,018	$180,172

Estimated internal growth rates for revenues	2.9%	7.5%

The following table sets forth our gross profit by revenue type and gross profit by revenue type as a percentage of revenue during the periods indicated:

	Three Months Ended June 30,
	2004	2003
Gross profit by revenue type:
Equipment	$42,958	$34,928
Supplies	14,281	11,508
Service	25,478	20,802
Rental	1,380	1,246

Total gross profit	$84,097	$68,484

Gross profit by revenue type as a percentage of revenue:
Equipment	33.5%	31.1%
Supplies	48.3%	50.7%
Service	50.5%	49.9%
Rental	37.0%	33.7%

Total gross profit as a percentage of revenue	39.7%	38.0%

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

Revenues

Total revenues for the three months ended June 30, 2004 were $212,018, which represents an increase of 17.7% over the same period in fiscal year 2004. The majority of the revenue growth was attributable to revenues from one business acquired during the three months ended June 30, 2004 and five businesses acquired during the fiscal year ended March 31, 2004 that were not a part of our business for the full quarter last year. Our estimated combined internal growth rate for the three months ended June 30, 2004 was 2.9%, which was attributable to internal growth in electronic presentation systems and automated office equipment revenues, partially offset by a decline in network integration solutions revenues.

Equipment and supplies revenues for the three months ended June 30, 2004 were $157,871, which represents an increase of 17.1% over the same period in fiscal year 2004. Equipment revenues increased 14.4% and supplies revenues increased 30.4%, with the majority of the revenue growth due to the businesses acquired during the three months ended June 30, 2004 and fiscal year 2004.

Service and rental revenues for the three months ended June 30, 2004 were $54,147, which represents an increase of 19.4% over the same period in fiscal year 2004. Service revenues increased 21.0% and rental revenues increased 0.8%, with the majority of the revenue growth due to the businesses acquired during the three months ended June 30, 2004 and fiscal year 2004.

Gross Profit

Gross profit of $84,097 for the three months ended June 30, 2004 reflected a 22.8% increase over the same period in fiscal year 2004. This gross profit increase is primarily due to the acquisition of automated office equipment dealers during the three months ended June 30, 2004 and fiscal year 2004. In addition, the internal growth of electronic presentation systems and automated office equipment revenues, which historically have had higher gross profit margins, combined with a decline in network integration solutions revenues, which historically has had lower gross profit margins, accounted for the increase in gross profit.

The gross profit margin for equipment revenues for the three months ended June 30, 2004 increased 2.4 percentage points from the same period one year ago. This is primarily due to increases in gross profit margins of automated office equipment and network integration solutions that were slightly offset by a decrease in gross profit margins of electronic presentation systems.

Supplies gross profit margin for the three months ended June 30, 2004 decreased 2.4 percentage points as compared to the same period one year ago, which is primarily due to a decrease in automated office equipment supply gross profit margins.

Service gross profit margin for the three months ended June 30, 2004 increased 0.6 percentage points from the same period one year ago, which is primarily due to an increase in network integration solutions and electronic presentation systems gross profit margins offset slightly by a decline in automated office equipment service gross profit margins.

Rental gross profit margin for the three months ended June 30, 2004 increased 3.3 percentage points from the same period last year, primarily due to decreased rental depreciation expense as a result of an increase in older fully depreciated equipment in our equipment mix versus new equipment and a slight increase in revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A expenses, increased 21.2% to $58,978 for the three months ended June 30, 2004. This amount was 27.8% of total revenues compared to 27.0% of total revenues for the three months ended June 30, 2003. These expenses increased principally due to the acquisition of five businesses during fiscal year 2004 and one business acquired in fiscal year 2005 that were not a part of our business for the full quarter last year. In addition to the increase from acquisitions, payroll and commissions, insurance expenses and occupancy expenses also increased.

Intangible Asset Amortization

Intangible asset amortization was $125 for the three months ended June 30, 2004 compared to $146 for the same period in fiscal year 2004. This amortization relates to non-compete agreements and customer lists. The decline is due to certain agreements being fully amortized during the twelve months ended June 30, 2004.

Income From Operations

Income from operations was $24,994, or 11.8% of total revenues, for the three months ended June 30, 2004 compared to $19,681, or 10.9% of total revenues, for the same period in fiscal year 2004. Income from operations was positively impacted by the increase in combined revenues and gross profit as discussed above.

Loss on early extinguishment of debt

During the three months ended June 30, 2004, we incurred a loss on early extinguishment of debt in the amount of $1,655 related to the amendment of our prior credit facility.

During the three months ended June 30, 2003, we incurred a loss on early extinguishment of debt in the amount of $8,433 related to the refinancing of our prior senior credit facility and the redemption of our 10¾% senior subordinated notes due 2007. The loss is made up of a prepayment premium of $5,375 for the early redemption of our 10¾% notes and a $3,058 non-cash charge for the write-off of the unamortized portion of financing fees related to those notes and the prior senior credit facility.

Interest Expense

Interest expense decreased 38.3% to $2,556 for the three months ended June 30, 2004 compared to $4,142 for the same period in fiscal year 2004. The decrease in interest expense was due to lower interest rates offset by a slightly higher average level of borrowings. Interest expense includes the amortization of financing fees incurred in connection with our new senior credit facility, our prior senior credit facility and the 4% convertible senior subordinated notes due 2008 for the three months ended June 30, 2004 and our prior senior credit facilities, the 10¾% senior subordinated notes due 2007 and the 4% convertible senior subordinated notes due 2008 for the prior year.

Income Taxes

The provision for income taxes was $7,918 for the three months ended June 30, 2004 compared to $2,814 for the same period in fiscal year 2004. The increase in income taxes was primarily due to increased pre-tax income for the three months ended June 30, 2004, slightly offset by a reduction in the effective income tax rate. The effective income tax rate was 38.1% for the three months ended June 30, 2004 and 39.6% for the same period in fiscal year 2004. The decline in the effective income tax rate is due to a lower combined state tax rate. The effective income tax rate was higher than the federal statutory rate of 35% due to state and local taxes.

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

On May 16, 2003, we issued $57,500 of 4% convertible senior subordinated notes in a private placement to institutional investors. We used the net proceeds of approximately $55,500 from the offering to repay a portion of the amount outstanding under our prior senior credit facility. The convertible notes bear interest at 4%, payable semi-annually, and are convertible into our common stock at any time at the conversion rate of approximately 41.8550 shares per one thousand principal amount of the convertible notes. This is equivalent to a conversion price of $23.892 per share. The convertible notes may be redeemed on or after May 20, 2006, in whole or in part, at the following redemption prices expressed as percentages of the principal amount:

Redemption Period	Percentage
May 20, 2006 through May 14, 2007	101.6%
May 15, 2007 through May 14, 2008	100.8%
May 15, 2008 and thereafter	100.0%

The convertible notes are jointly and severally guaranteed by our current and certain of our future subsidiaries on a senior subordinated basis.

On May 10, 2004, in conjunction with our purchase of ITG, we entered into the second amendment of our senior credit facility. We refer to the second amendment of our senior credit facility as our new senior credit facility. Our new senior credit facility is with a group of banks and financial institutions, with Wachovia Bank, National Association serving as administrative agent. Our new senior credit facility is comprised of a $70,000 five-year revolving credit line and a $208,950 six-year term loan. The revolving credit line of the new senior credit facility bears interest at rates ranging from 1.50% to 2.00% over LIBOR or from .50% to 1.00% over a base rate related to the prime rate, and varies according to our ratio of total funded debt to earnings before interest, taxes, depreciation and amortization. The term loan bears interest at a rate of 2.00% over LIBOR or .75% over a base rate related to the prime rate. The new senior credit facility provides for an unused commitment fee payable to the lenders and certain other fees payable by us and our material subsidiaries. The commitment fee rate is .50% of the unused balance. We paid commitment fees of $123 and $118 for the three months ended June 30, 2004 and 2003, respectively, in connection with unused balances under both our prior and new senior credit facility. Amounts borrowed under the revolving credit line of the new senior credit facility may be repaid and borrowed over the life of the new senior credit facility, with a final maturity date of May 10, 2009. The terms of the new senior credit facility require strict compliance with numerous affirmative, negative, and financial covenants. Amounts borrowed under the senior credit facility may be used to fund working capital and general corporate purposes, including acquisitions, subject to the lenders’ approval in the case of acquisitions with a cash purchase price of over $50,000 or an aggregate purchase price (cash, stock or other consideration) of over $75,000. As of June 30, 2004, we had $69,500 of additional borrowing availability under the revolving credit portion of our new senior credit facility. This amount has been reduced by $500 to reflect the aggregate amount of an outstanding standby letter of credit issued under the new senior credit facility to support our obligations incurred in the ordinary course of business. As of June 30, 2004, no amounts had been paid under this letter of credit.

Under the terms of one of our acquisition agreements, we may be required to make an additional payment of up to $500 in cash, on or before February 28, 2005, to the former owners of the acquired business based on the profitability of that business since we acquired it.

Net cash used in operating activities of $4,558 for the three months ended June 30, 2004 was primarily attributable to increases in inventory and decreases in accounts payable and accrued liabilities, compensation and benefits and interest, partially offset by net income. Net cash used in investing activities of $107,457 during the three months ended June 30, 2004 was primarily for the acquisition of ITG as well as the purchase of property, equipment and rental equipment. Net cash provided by financing activities of $70,737 during the three months ended June 30, 2004 was primarily for transactions related to our refinancing activities discussed above.

We believe that cash flows from future operations, together with funds available under our new senior credit facility, will be sufficient to fund our operational needs and acquisition growth strategy for at least the next twelve months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk is primarily limited to fluctuations in interest rates as it pertains to our borrowings under our new senior credit facility. There have been no material changes, other than those described below, to the information in the Item 7A disclosure made in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

Effective July 6, 2004, we entered into an interest rate cap agreement (cap) in the notional amount of $25,000. This cap is not designated as a hedging instrument and as such, will be recorded on the consolidated balance sheet at fair value, with changes in the fair value of the cap being recorded in the consolidated statement of operations during the period of change. The cap limits our interest rate risk exposure to 4% for the related notional amount.

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

(b) Reports on Form 8-K.

The following reports on Form 8-K were filed during the three-month period ended June 30, 2004.

On April 28, 2004, we filed with the SEC a current report on Form 8-K to announce our intention to acquire Imagine Technology Group, Inc. (ITG) and its subsidiaries.

On May 11, 2004, we filed with the SEC a current report on Form 8-K to announce our financial results for the quarter and fiscal year ended March 31, 2004.

On May 13, 2004, we filed with the SEC a current report on Form 8-K to announce our acquisition of all the issued and outstanding stock of Imagine Technology Group, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Imaging Systems, Inc.
(Registrant)

August 6, 2004	/s/ Raymond Schilling
Date	Raymond Schilling
On behalf of Global Imaging Systems and as Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

(Pursuant to Item 601 of Regulation S-K)

Number	Exhibit
3.1	Amended and Restated Certificate of Incorporation of Global Imaging Systems, Inc. (1)

3.2	Amended and Restated Bylaws of Global Imaging Systems, Inc. (1)

3.3	Amendment to Amended and Restated Bylaws of Global Imaging Systems, Inc. (2)

4.1	Form of 4% Convertible Senior Subordinated Notes Due 2008. (2)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement of Chief Executive Officer and Chief Financial Officer furnished (not filed) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Global’s Registration Statement on Form S-1, No. 333-48103, as filed with the SEC on May 8, 1998.
(2)	Incorporated by reference to Global’s Registration Statement on Form S-3/A, No. 333-107948, as filed with the SEC on October 7, 2003.