Form 10-Q
period 2004-09-30
GLOBAL IMAGING SYSTEMS INC
filed 2004-11-09
CIK 1050167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

The registrant had 23,170,241 shares of common stock, $.01 par value, outstanding as of November 5, 2004.

PART I – FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

GLOBAL IMAGING SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	September 30, 2004	March 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,622	$47,266
Accounts receivable, net of allowance for doubtful accounts ($3,192 and $2,847 at September 30, 2004 and March 31, 2004, respectively)	104,011	81,262
Inventories	91,556	70,898
Deferred income taxes	8,340	5,849
Prepaid expenses and other current assets	5,692	2,927

Total current assets	234,221	208,202
Rental equipment, net	16,762	15,416
Property and equipment, net	11,791	10,180
Other assets	2,539	1,016
Related party notes receivable	—	400
Intangible assets, net:
Goodwill	474,756	356,681
Other intangible assets	14,611	639
Financing fees	4,439	5,239

Total assets	$759,119	$597,773

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$44,957	$41,466
Accrued liabilities	13,267	11,266
Accrued compensation and benefits	18,337	19,328
Accrued interest	1,783	1,008
Current maturities of long-term debt	2,170	1,479
Deferred revenue	27,230	22,514
Income taxes payable	11,114	4,776

Total current liabilities	118,858	101,837
Deferred income taxes	30,147	15,936
Long-term debt, less current maturities	263,934	195,184

Total liabilities	412,939	312,957

Stockholders’ equity:
Preferred stock, $.01 par value: 20,000,000 shares authorized: no shares issued	—	—
Common stock, $.01 par value: 80,000,000 shares authorized: 23,176,390 and 22,879,015 shares issued and 23,110,107 and 21,999,396 shares outstanding at September 30, 2004 and March 31, 2004, respectively	232	229
Common stock held in treasury, at cost: 66,283 and 879,619 shares at September 30, 2004 and March 31, 2004, respectively	(521)	(7,731)
Additional paid-in capital	176,198	149,958
Retained earnings	171,186	143,698
Unearned stock-based compensation	(864)	(1,099)
Accumulated other comprehensive loss	(51)	(239)

Total stockholders’ equity	346,180	284,816

Total liabilities and stockholders’ equity	$759,119	$597,773

See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended September 30,
	2004	2003
Revenues:
Equipment and supplies sales	$177,539	$144,034
Service and rentals	55,979	45,033

Total revenues	233,518	189,067
Costs and operating expenses:
Cost of equipment and supplies sales	113,201	95,079
Service and rental costs	29,381	23,232
Selling, general and administrative expenses	63,748	49,182
Intangible asset amortization	626	137

Total costs and operating expenses	206,956	167,630

Income from operations	26,562	21,437
Interest expense	2,938	2,645

Income before income taxes	23,624	18,792
Income taxes	9,001	7,404

Net income	$14,623	$11,388

Net income per common share:
Basic	$.64	$.53

Diluted	$.58	$.48

Weighted average number of shares outstanding:
Basic	22,962	21,486
Diluted	25,911	24,433

See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Six Months Ended September 30,
	2004	2003
Revenues:
Equipment and supplies sales	$335,410	$278,852
Service and rentals	110,126	90,387

Total revenues	445,536	369,239
Costs and operating expenses:
Cost of equipment and supplies sales	213,833	183,461
Service and rental costs	56,670	46,538
Selling, general and administrative expenses	122,726	97,839
Intangible asset amortization	751	283

Total costs and operating expenses	393,980	328,121

Income from operations	51,556	41,118
Loss on early extinguishment of debt	1,655	8,433
Interest expense	5,494	6,787

Income before income taxes	44,407	25,898
Income taxes	16,919	10,218

Net income	$27,488	$15,680

Net income per common share:
Basic	$1.21	$.73

Diluted	$1.10	$.69

Weighted average number of shares outstanding:
Basic	22,692	21,388
Diluted	25,724	23,670

See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(IN THOUSANDS)

	Six Months Ended September 30,
	2004	2003
OPERATING ACTIVITIES:
Net income	$27,488	$15,680
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,438	7,448
Amortization	751	283
Amortization of financing fees	512	621
Tax benefit of stock option exercises	2,280	—
Non-cash portion of loss on early extinguishment of debt	1,655	3,058
Deferred income tax expense	1,468	1,966
Unearned stock-based compensation expense	235	235
Changes in operating assets and liabilities, net of amounts acquired in purchase business combinations:
Accounts receivable	(6,922)	(5,052)
Inventories	(8,056)	7,515
Prepaid expenses and other current assets	(1,709)	(60)
Other assets	(784)	(322)
Accounts payable	(5,723)	(14,459)
Accrued liabilities, compensation and benefits and interest	(3,049)	(1,781)
Deferred revenue	(345)	(486)
Income taxes payable	6,815	4,251

Net cash provided by operating activities	22,054	18,897
INVESTING ACTIVITIES:
Proceeds from related party notes receivable	400	—
Purchases of property, equipment and rental equipment, net of proceeds from disposals	(8,033)	(10,275)
Purchases of businesses, net of cash acquired	(109,035)	(5,907)

Net cash used in investing activities	(116,668)	(16,182)
FINANCING ACTIVITIES:
Net payments on revolving line of credit	(37)	(26,541)
Net payments on other long-term debt	(522)	(68,257)
Proceeds from issuance of long-term debt	70,000	140,000
Redemption and retirement of notes	—	(100,000)
Issuance of convertible notes	—	57,500
Financing fees paid	(1,367)	(5,689)
Stock options exercised	3,896	3,486

Net cash provided by financing activities	71,970	499

Net (decrease) increase in cash and cash equivalents	(22,644)	3,214
Cash and cash equivalents, beginning of period	47,266	11,343

Cash and cash equivalents, end of period	$24,622	$14,557

Non-cash investing activities:
Stock issued for business purchases	$27,277	$314

See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

	Common Stock			Additional Paid-in Capital	Retained Earnings	Unearned Stock-based Compensation	Accumulated Other Comprehensive Loss	Total
	Number of Shares	Par Value	Held in Treasury, at Cost
Balances at March 31, 2004	21,999,396	$229	$(7,731)	$149,958	$143,698	$(1,099)	$(239)	$284,816

Comprehensive income:
Net income	—	—	—	—	27,488	—	—	27,488
Unrealized gain on derivative instrument	—	—	—	—	—	—	188	188

Total comprehensive income								27,676

Stock options exercised, including income tax benefit	297,375	3	—	6,173	—	—	—	6,176
Treasury stock issued in conjunction with acquisitions	813,336	—	7,210	20,067	—	—	—	27,277
Amortization of unearned stock-based compensation	—	—	—	—	—	235	—	235

Balances at September 30, 2004	23,110,107	$232	$(521)	$176,198	$171,186	$(864)	$(51)	$346,180

See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included herein. The results of operations for the three- and six-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005.

The consolidated balance sheet at March 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Global Imaging Systems, Inc.’s Annual Report on Form 10-K for the year ended March 31, 2004.

NOTE 2. STOCK OPTION PLANS

In 1998, the Board of Directors adopted a stock option plan under which, as amended to date, 3,320,000 shares of our common stock may be issued pursuant to stock options granted or sold as restricted stock to directors, officers, and employees of and consultants to Global Imaging Systems, Inc (“Global” or the “Company”). As of September 30, 2004, options to purchase 2,241,474 shares of our common stock were outstanding under the 1998 stock option plan, and 957,651 shares of our common stock have been issued under the 1998 plan upon the exercise of stock options granted under the plan. There were 18,375 shares of our common stock available to be issued under the 1998 plan as of September 30, 2004. Additionally, we have issued 102,500 shares of restricted stock under the 1998 plan, but did not issue any additional restricted shares during the six months ended September 30, 2004. During the six months ended September 30, 2004, options to purchase an aggregate of 273,000 shares were granted under the 1998 stock option plan with exercise prices ranging from $26.78 to $33.22 per share, the market values at date of grant.

On January 25, 2001, the Board of Directors adopted the Global Imaging Systems, Inc. 2001 Stock Option Plan under which we may grant options to purchase up to 300,000 shares of our common stock to employees of and service providers to Global, except for our executive officers and directors. Stock options granted under the 2001 stock option plan have the same terms as those granted under the 1998 plan. As of September 30, 2004, options to purchase 164,435 shares were outstanding under the 2001 stock option plan, and 106,565 shares of our common stock have been issued under the 2001 plan upon the exercise of stock options granted under the plan. There were 29,000 shares of our common stock available to be issued under the 2001 stock option plan as of September 30, 2004. During the six months ended September 30, 2004, no options were granted under the 2001 stock option plan.

On August 16, 2004, our shareholders’ approved the Global Imaging Systems, Inc. 2004 Omnibus Long Term Incentive Plan (the “2004 Plan”) under which we may grant options to purchase up to 600,000 shares of our common stock to directors, officers, and employees of Global. As of September 30, 2004, no options had been issued under the 2004 Plan.

In addition to options outstanding under our stock option plans, 10,000 shares of our common stock are issuable upon the exercise of an option granted outside of our 1998, 2001 and 2004 stock option plans. This option is exercisable at a price of $12.00 per share.

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

	For Three Months Ended September 30,		For Six Months Ended September 30,
	2004	2003	2004	2003
Net income, as reported	$14,623	$11,388	$27,488	$15,680
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(880)	(647)	(1,812)	(1,343)

Pro forma net income	$13,743	$10,741	$25,676	$14,337

Earnings per share:
Basic – as reported	$.64	$.53	$1.21	$.73

Basic – pro forma	$.60	$.50	$1.13	$.67

Diluted – as reported	$.58	$.48	$1.10	$.69

Diluted – pro forma	$.55	$.46	$1.03	$.63

NOTE 3. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution from the exercise of stock options, as well as the conversion of convertible notes into common stock.

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations (shares in thousands):

	For Three Months Ended September 30,		For Six Months Ended September 30,
	2004	2003	2004	2003
Numerator:
Numerator for basic earnings per share	$14,623	$11,388	$27,488	$15,680
Effect of dilutive securities:
4% convertible notes	442	434	885	646

Numerator for diluted earnings per share	$15,065	$11,822	$28,373	$16,326

Denominator:
Denominator for basic earnings per share	22,962	21,486	22,692	21,388
Effect of dilutive securities:
4% convertible notes	2,407	2,407	2,407	1,802
Employee stock options and restricted stock	542	540	625	480

Denominator for diluted earnings per share	25,911	24,433	25,724	23,670

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

The following table summarizes the preliminary estimated fair value of the ITG net assets acquired and liabilities assumed at the acquisition date. We are in the process of finalizing third-party valuations of the intangible assets acquired. When the report of the third-party appraiser is completed and the purchase price allocation is finalized, there may be further adjustments to the intangible assets (some of which may be amortizable) and hence there may also be further adjustments to amortization expense and deferred income taxes. During the three months ended September 30, 2004, we recorded amortization expense of $500 associated with the preliminary allocation of purchase price to customer relationships and non-compete agreements. Based on the preliminary allocations annual amortization expense for each of the next five years is expected to total approximately $1,033.

Current assets	$31,161
Equipment	2,359
Deferred tax assets	840
Other assets	737
Customer relationships (estimated life – 15 years)	14,000
Non – compete agreements (estimated life – 5 years)	500
Goodwill	113,847

Total assets acquired	163,444

Current liabilities	19,800
Deferred tax liabilities	10,976

Total liabilities assumed	30,776

Net assets acquired	$132,668

We also acquired a business during the quarter ended September 30, 2004 that provides office-imaging solutions and related services. Aggregate consideration, net of cash acquired, for this acquisition was approximately $4,712, consisting of cash paid to the seller and acquisition related expenses. The preliminary value of liabilities assumed in connection with this acquisition totaled approximately $723. The preliminary fair value of total assets acquired in this acquisition consisted of approximately $1,088 of tangible assets and approximately $4,416 of goodwill and other intangible assets. We expect to finalize the estimated fair values and purchase price allocations prior to the end of our fiscal year.

These acquisitions were accounted for using the purchase method of accounting and, accordingly, are included in the results of operations from the date of acquisition.

The unaudited pro forma results presented below include the effects of all of our acquisitions to date in fiscal years 2005 and 2004 as if they had been consummated as of April 1, 2003. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated at the beginning of the year prior to acquisition.

	Unaudited Pro Forma Six Months Ended September 30,
	2004	2003
Revenues	$458,452	$445,667
Net income	$27,549	$18,810

Net income per common share:
Basic	$1.20	$.84
Diluted	$1.10	$.79

NOTE 5. COMPREHENSIVE INCOME

The following table presents a reconciliation of comprehensive income:

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Net income	$14,623	$11,388	$27,488	$15,680
Unrealized gain (loss) on cash flow hedges, net of tax	(11)	73	188	(43)

Total comprehensive income	$14,612	$11,461	$27,676	$15,637

NOTE 6. DERIVATIVES

We enter into swap and interest rate cap agreements to hedge the fluctuations in variable interest rates and do not use derivative instruments for speculative purposes. Effective November 12, 2002, we entered into a three-year swap agreement. This agreement effectively converts $20,000 of our variable-rate debt to fixed-rate debt, reducing the exposure to changes in interest rates. Under this swap agreement, we received an average variable LIBOR rate of 1.3% and paid an average LIBOR fixed rate of 2.7% for the period from April 1, 2004 to September 30, 2004. We have recognized a gain, net of tax, of approximately $188 for the six month period ended September 30, 2004 related to the change in the fair value of the interest rate swap, which has been recorded in comprehensive income.

Effective July 6, 2004, we entered into a two-year interest rate cap agreement in notional amount of $25,000. We also entered into three two-year interest rate cap agreements in notional amounts of $20,000 each, effective September 11, 2003 (collectively, the Caps). These Caps are not designated as hedging instruments and as such are recorded on the consolidated balance sheet at their estimated fair value, with changes in the fair value being recorded in the consolidated statement of operations as interest expense during the period of change. The change in the Caps’ fair value resulted in additional interest expense of $106, before tax, for the six month period ended September 30, 2004. The Caps limit our interest rate risk exposure for the related notional amounts to a 4% LIBOR rate plus the applicable margin. No payments have been received under the Caps.

NOTE 7. RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standard Board (“FASB”) issued an exposure draft entitled Share-Based Payment, an Amendment of FASB Statements No. 123 and 95. This exposure draft would require stock-based compensation to employees to be recognized as a cost in the financial statements and that such cost be measured according to the fair value of the stock options. In the absence of an observable market price for the stock awards, the fair value of the stock options would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the option, the expected term of the option, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate. The proposed requirements in the exposure draft would be effective for the interim or annual periods beginning after June 15, 2005. The FASB intends to issue a final Statement in late 2004. We will continue to monitor communications on this subject from the FASB in order to determine the impact on our consolidated financial statements.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes included elsewhere in this Report on Form 10-Q and our Annual Report on Form 10-K for the year ended March 31, 2004. The discussion in this section contains forward-looking statements, including statements relating to the pace of our future acquisitions and overall growth, the benefits that will be realized by businesses we have acquired or may acquire, our future product and service offerings, pace of borrowings and future cash flows. These forward-looking statements are based largely on management’s current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to risks, uncertainties and assumptions, which could cause our actual results to differ materially from the results suggested by these forward-looking statements. Some factors that may cause our results to differ materially from these statements are:

•	the departure of one or more of our senior executives or a substantial number of our core company presidents could disrupt our operations, divert the attention of our management, or otherwise adversely affect our revenues.

•	the highly competitive nature of the markets we serve may result in changes in our competitive climate, which could require us to lower prices and therefore would reduce our revenues, as well as, lower gross margins.

•	our significant debt service obligations may exacerbate the affect on our cash flow if downturns in economic and business conditions hinder our ability to adjust to rapidly changing market conditions.

•	covenants in our new senior credit facility impose operating and financial restrictions that limit our discretion on some business matters, which may affect our future financing plans or our ability to enter into certain types of strategic transactions.

•	our dependence on our vendor relationships, the availability of products and our lease financing partners.

•	some or all of our substantial amount of goodwill may become impaired, which would adversely affect our operating results.

•	fewer than expected acquisition opportunities could slow our growth.

•	recognition of unanticipated costs and delays associated with ongoing integration efforts.

•	increases in borrowing rates and costs which could limit our acquisitions, cause us to reduce our pace of acquisitions or growth, or accelerate the time in which we need to obtain new financing.

•	technological developments that may reduce demand for the products and services we sell or result in us facing increased competition to sell those products and services.

•	our ability to timely comply with the provisions of the Sarbanes-Oxley Act of 2002.

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

Overview

We are one of the leading providers of office technology solutions to middle-market businesses in the United States, selling and providing contract services for automated office equipment, including copiers, facsimile machines and printers, network integration solutions and electronic presentation systems. Network integration solutions and electronic presentation systems are sometimes known as the technology side of our business. We believe that the markets for our products and services are converging as technology advancements and innovation produce increases in automated office equipment functionality and networking capabilities. Incorporating products from Konica Minolta, Canon, Ricoh, Sharp, Hewlett-Packard, IBM, Microsoft, NEC, InFocus and other leading companies, we offer solutions for our customers from a network of 174 locations in 30 states and the District of Columbia. The contractual nature of our service and supply business, tailored lease financing programs, high level of repeat equipment purchases and our emphasis on superior customer service generate stable and recurring revenue streams. Since our founding in June 1994, we have acquired more than 60 businesses, all within the United States, which we have organized as a network of 17 core companies with corresponding satellite businesses. We believe the businesses we have acquired and the businesses we acquire in the future will benefit from our various programs and operating strategies. These benefits include increased operating efficiencies, the support of experienced and professional senior management, expansion of the types of office imaging products and services offered, increased access to capital and enhanced financial management.

Our revenues primarily come from two sources: sales of equipment and related supplies; and sales of complementary services and equipment rentals. The growth of our revenues depends on the demand for the equipment we offer, our reputation for providing timely and reliable service, our competitors’ actions in the marketplace, and general economic conditions. Sales of complementary supplies, parts and services are affected by equipment sales and rental volumes. Most of our service revenue is generated by contractual arrangements to service automated office equipment.

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

Intangible Assets

As a result of our acquisition activity, we have recorded a substantial amount of goodwill, which is the excess of the cost of our acquired businesses over the fair value of the acquired net assets, and other intangible assets. We examine the carrying value of our goodwill and our other intangible assets as current events and circumstances warrant determining whether there are any impairment losses. For goodwill, we test the recorded amount for impairment on the first day of the fourth quarter of our fiscal year, or more frequently if conditions change, by comparing the recorded value to estimated fair value. If indicators of impairment were present relating to our other intangible assets and future cash flows were not expected to be sufficient to recover the assets’ carrying amount, an impairment loss would be charged to expense in the period identified. To date, we have not identified any event that would indicate an impairment of the value of goodwill or other intangible assets recorded in our consolidated financial statements. Other intangible assets are amortized over their estimated lives.

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

RESULTS OF OPERATIONS

The following table sets forth our total revenues, revenues by type and our estimated internal growth rates for all revenues during the periods indicated. We calculate the internal growth rate for each period by comparing total revenues earned by businesses that were part of our company during the entire subject period and the entire corresponding period in the prior year to the total revenues earned by those same businesses during the corresponding period in the prior year. The internal growth rates provided are our best estimates of changes in total revenues that are not the result of business acquisitions during a particular period.

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Equipment revenues	$144,292	$121,183	$272,582	$233,313
Supplies revenues	33,247	22,851	62,828	45,539

Equipment and supplies revenues	177,539	144,034	335,410	278,852

Service revenues	52,402	41,390	102,820	83,045
Rental revenues	3,577	3,643	7,306	7,342

Service and rental revenues	55,979	45,033	110,126	90,387

Total revenues	$233,518	$189,067	$445,536	$369,239

Estimated internal growth rates for revenues	3.6%	7.5%	3.3%	7.5%

The following table sets forth our gross profit by revenue type and gross profit by revenue type as a percentage of revenue during the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Gross profit by revenue type:
Equipment	$48,554	$37,598	$91,512	$72,526
Supplies	15,784	11,357	30,065	22,865
Service	25,511	20,640	50,989	41,442
Rental	1,087	1,161	2,467	2,407

Total gross profit	$90,936	$70,756	$175,033	$139,240

Gross profit by revenue type as a percentage of revenue:
Equipment	33.6%	31.0%	33.6%	31.1%
Supplies	47.5%	49.7%	47.9%	50.2%
Service	48.7%	49.9%	49.6%	49.9%
Rental	30.4%	31.9%	33.8%	32.8%

Total gross profit as a percentage of revenue	38.9%	37.4%	39.3%	37.7%

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

Revenues

Total revenues for the three months ended September 30, 2004 were $233,518, which represents an increase of 23.5% over the same period in fiscal year 2004. The majority of the revenue growth was attributable to revenues from two businesses acquired during the six months ended September 30, 2004 and three businesses acquired during the fiscal year ended March 31, 2004 that were not a part of our business for the full quarter last year. The balance of the increase in revenues was due to growth from our existing companies. Our estimated combined internal growth rate for the three months ended September 30, 2004 was 3.6%. Our estimated internal growth rate for automated office equipment was 1.1%, and the technology side of our business grew at 10.2%

Equipment and supplies revenues for the three months ended September 30, 2004 were $177,539, which represents an increase of 23.3% over the same period in fiscal year 2004. Equipment revenues increased 19.1% and supplies revenues increased 45.5%, with the majority of the revenue growth due to the businesses acquired during the six months ended September 30, 2004 and fiscal year 2004.

Service and rental revenues for the three months ended September 30, 2004 were $55,979, which represents an increase of 24.3% over the same period in fiscal year 2004. Service revenues increased 26.6% and rental revenues decreased 1.8%, with the majority of the service revenue growth due to the businesses acquired during the six months ended September 30, 2004 and fiscal year 2004.

Gross Profit

Gross profit for the three months ended September 30, 2004 totaled $90,936, a 28.5% increase over the same period in fiscal year 2004. This gross profit increase is primarily due to the acquisition of automated office equipment dealers during the six months ended September 30, 2004 and fiscal year 2004.

The gross profit margin for equipment revenues for the three months ended September 30, 2004 increased 2.6 percentage points from the same period one year ago. This is primarily due to increases in gross profit margins of automated office equipment and electronic presentation systems that were slightly offset by a decrease in gross profit margins of network integration solutions.

Supplies gross profit margin for the three months ended September 30, 2004 decreased 2.2 percentage points as compared to the same period one year ago, which is primarily due to a decrease in automated office equipment supply gross profit margins.

Service gross profit margin for the three months ended September 30, 2004 decreased 1.2 percentage points from the same period one year ago, which is primarily due to a decrease in automated office equipment service and electronic presentation systems gross profit margins, which is offset slightly by an increase in network integration solutions gross profit margins.

Rental gross profit margin for the three months ended September 30, 2004 decreased 1.5 percentage points from the same period last year, primarily due to a slight increased rental depreciation expense as a result of new equipment rental replacements in our equipment mix versus older fully depreciated equipment and a slight decline in revenues.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses totaled $63,748 representing an increase of 29.6% over the prior year quarter. SG&A expenses were 27.3% of total revenues compared to 26.0% of total revenues for the three months ended September 30, 2003. These expenses increased in total principally due to acquisitions. As a percentage of revenues, the increase for the current quarter was the result of integration costs associated with acquisitions, higher payroll and commissions and higher health insurance expense.

Intangible Asset Amortization

Intangible asset amortization was $626 for the three months ended September 30, 2004 compared to $137 for the same period in fiscal year 2004. This amortization relates to non-compete agreements and customer relationships. The increase is principally due to amortization of amounts allocated to customer relationships resulting from the ITG acquisition.

Income From Operations

Income from operations was $26,562, or 11.4% of total revenues, for the three months ended September 30, 2004 compared to $21,437, or 11.3% of total revenues, for the same period in fiscal year 2004. Income from operations was positively impacted by the increase in combined revenues and gross profit as discussed above.

Interest Expense

Interest expense increased 11.1% to $2,938 for the three months ended September 30, 2004 compared to $2,645 for the same period in fiscal year 2004. The increase in interest expense was due to a higher average level of borrowings offset slightly by lower interest rates. Interest expense includes the amortization of financing fees incurred in connection with our new senior credit facility and the 4% convertible senior subordinated notes due 2008 for the three months ended September 30, 2004 and our prior senior credit facilities and the 4% convertible senior subordinated notes due 2008 for the prior year period.

Income Taxes

The provision for income taxes was $9,001 for the three months ended September 30, 2004 compared to $7,404 for the same period in fiscal year 2004. The increase in income taxes was primarily due to increased pre-tax income for the three months ended September 30, 2004, slightly offset by a reduction in the effective income tax rate. The effective income tax rate was 38.1% for the three months ended September 30, 2004 and 39.4% for the same period in fiscal year 2004. The decline in the effective income tax rate is due to a lower combined state tax rate. The effective income tax rate was higher than the federal statutory rate of 35% due to state and local taxes.

SIX MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2003

Revenues

Total revenues for the six months ended September 30, 2004 were $445,536, which represents an increase of 20.7% over the same period in fiscal year 2004. The majority of the revenue growth was attributable to revenues from two businesses acquired during the six months ended September 30, 2004 and five businesses acquired during the fiscal year ended March 31, 2004 that were not a part of our business for the full six months last year. The balance of the increase in revenues was due to growth shown from our existing companies. Our estimated combined internal growth rate for the six months ended September 30, 2004 was 3.3%. Our estimated internal growth rate for automated office equipment was 1.4%, and the technology side of our business grew at 8.4%

Equipment and supplies revenues for the six months ended September 30, 2004 were $335,410, which represents an increase of 20.3% over the same period in fiscal year 2004. Equipment revenues increased 16.8% and supplies revenues increased 38.0%, with the majority of the revenue growth due to the businesses acquired during the six months ended September 30, 2004 and fiscal year 2004.

Service and rental revenues for the six months ended September 30, 2004 were $110,126, which represents an increase of 21.8% over the same period in fiscal year 2004. Service revenues increased 23.8% and rental revenues decreased 0.5%, with the majority of the service revenue growth due to the businesses acquired during the six months ended September 30, 2004 and fiscal year 2004.

Gross Profit

Gross profit for the six months ended September 30, 2004 totaled $175,033, a 25.7% increase over the same period in fiscal year 2004. This gross profit increase is primarily due to the acquisition of automated office equipment dealers during the six months ended September 30, 2004 and fiscal year 2004.

The gross profit margin for equipment revenues for the six months ended September 30, 2004 increased 2.5 percentage points from the same period one year ago. This is primarily due to increases in gross profit margins of automated office equipment that was slightly offset by a decrease in gross profit margins of network integration solutions.

Supplies gross profit margin for the six months ended September 30, 2004 decreased 2.3 percentage points as compared to the same period one year ago, which is primarily due to a decrease in automated office equipment supply gross profit margins.

Service gross profit margin for the six months ended September 30, 2004 decreased 0.3 percentage point from the same period one year ago, which is primarily due to a decrease in automated office equipment service gross profit margins partially offset by an increase in network integration solutions and electronic presentation systems gross profit margins.

Rental gross profit margin for the six months ended September 30, 2004 increased 1.0 percentage point from the same period last year, primarily due to decreased rental depreciation expense as a result of an increase in older fully depreciated equipment in our equipment mix versus new equipment.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses totaled $122,726 representing an increase of 25.4% over the prior year period. SG&A expenses were 27.5% of total revenues compared to 26.5% of total revenues for the six months ended September 30, 2003. These expenses increased in total principally due to acquisitions. As a percentage of revenues, the increase for the current period was the result of integration costs associated with acquisitions, higher payroll and commissions and higher health insurance expense.

Intangible Asset Amortization

Intangible asset amortization was $751 for the six months ended September 30, 2004 compared to $283 for the same period in fiscal year 2004. This amortization relates to non-compete agreements and customer relationships. The increase is principally due to amortization of amounts allocated to customer relationships resulting from the ITG acquisition.

Income From Operations

Income from operations was $51,556, or 11.6% of total revenues, for the six months ended September 30, 2004 compared to $41,118, or 11.1% of total revenues, for the same period in fiscal year 2004. Income from operations was positively impacted by the increase in combined revenues and gross profit as discussed above.

Loss on early extinguishment of debt

During the six months ended September 30, 2004, we incurred a loss on early extinguishment of debt in the amount of $1,655 related to the amendment of our prior credit facility.

During the six months ended September 30, 2003, we incurred a loss on early extinguishment of debt in the amount of $8,433 related to the refinancing of our prior senior credit facility and the redemption of our 10 3/4% senior subordinated notes due 2007. The loss is made up of a prepayment premium of $5,375 for the early redemption of our 10 3/4% notes and a $3,058 non-cash charge for the write-off of the unamortized portion of financing fees related to those notes and the prior senior credit facility.

Interest Expense

Interest expense decreased 19.1% to $5,494 for the six months ended September 30, 2004 compared to $6,787 for the same period in fiscal year 2004. The decrease in interest expense was due to lower interest rates offset by a slightly higher average level of borrowings. Interest expense includes the amortization of financing fees incurred in connection with our new senior credit facility, our prior senior credit facility and the 4% convertible senior subordinated notes due 2008 for the six months ended September 30, 2004 and our prior senior credit facilities, the 10 3/4% senior subordinated notes due 2007 and the 4% convertible senior subordinated notes due 2008 for the prior year period.

Income Taxes

The provision for income taxes was $16,919 for the six months ended September 30, 2004 compared to $10,218 for the same period in fiscal year 2004. The increase in income taxes was primarily due to increased pre-tax income for the six months ended September 30, 2004, slightly offset by a reduction in the effective income tax rate. The effective income tax rate was 38.1% for the six months ended September 30, 2004 and 39.5% for the same period in fiscal year 2004. The decline in the effective income tax rate is due to a lower combined state tax rate. The effective income tax rate was higher than the federal statutory rate of 35% due to state and local taxes.

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

On May 10, 2004, in conjunction with our purchase of ITG, we entered into the second amendment of our senior credit facility. We refer to the second amendment of our senior credit facility as our new senior credit facility. Our new senior credit facility is with a group of banks and financial institutions, with Wachovia Bank, National Association serving as administrative agent. Our new senior credit facility is comprised of a $70,000 five-year revolving credit line and a $208,950 six-year term loan. The revolving credit line of the new senior credit facility bears interest at rates ranging from 1.50% to 2.00% over LIBOR or from .50% to 1.00% over a base rate related to the prime rate, and varies according to our ratio of total funded debt to earnings before interest, taxes, depreciation and amortization. The term loan bears interest at a rate of 2.00% over LIBOR or .75% over a base rate related to the prime rate. The new senior credit facility provides for an unused commitment fee payable to the lenders and certain other fees payable by us and our material subsidiaries. The commitment fee rate is .50% of the unused balance. We paid commitment fees of $212 and $290 for the six months ended September 30, 2004 and 2003, respectively, in connection with unused balances under both our prior and new senior credit facility. Amounts borrowed under the revolving credit line of the new senior credit facility may be repaid and borrowed over the life of the new senior credit facility, with a final maturity date of May 10, 2009. The terms of the new senior credit facility require strict compliance with numerous affirmative, negative, and financial covenants. Amounts borrowed under the senior credit facility may be used to fund working capital and general corporate purposes, including acquisitions, subject to the lenders’ approval in the case of acquisitions with a cash purchase price of over $50,000 or an aggregate purchase price (cash, stock or other consideration) of over $75,000. As of September 30, 2004, we had $69,500 of additional borrowing availability under the revolving credit portion of our new senior credit facility. This amount has been reduced by $500 to reflect the aggregate amount of an outstanding standby letter of credit issued under the new senior credit facility to support our obligations incurred in the ordinary course of business. As of September 30, 2004, no amounts had been paid under this letter of credit.

Under the terms of one of our acquisition agreements, we may be required to make an additional payment of up to $500 in cash, on or before February 28, 2005, to the former owners of the acquired business based on the profitability of that business since we acquired it.

Net cash provided by operating activities totaled $22,054 for the six months ended September 30, 2004 as compared to $18,897 in the prior year period. The increase was primarily attributable to an increase in net income partially offset by increases in inventory and accounts receivable. Net cash used in investing activities of $116,668 during the six months ended September 30, 2004 was primarily for the acquisition of ITG as well as purchases of property, equipment and rental equipment. Net cash provided by financing activities of $71,970 during the six months ended September 30, 2004 was primarily for financing associated with the ITG acquisition.

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

Effective July 6, 2004, we entered into an interest rate cap agreement (cap) in the notional amount of $25,000. This cap is not designated as a hedging instrument and as such, is recorded on the consolidated balance sheet at fair value, with changes in the fair value of the cap being recorded in the consolidated statement of operations during the period of change. The cap limits our interest rate risk exposure for the related notional amount to a 4% LIBOR rate plus the applicable margin.

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

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At Global’s 2004 Annual Meeting of Stockholders held August 16, 2004, our stockholders approved the following items:

1.	Thomas S. Johnson was elected to serve as our Director with a term to expire in 2007. The vote upon such proposal was as follows:

For	20,554,620
Withheld	979,592

2.	R. Eric McCarthey was elected to serve as our Director with a term to expire in 2007. The vote upon such proposal was as follows:

For	19,095,402
Withheld	2,438,810

3.	Raymond Schilling was elected to serve as our Director with a term to expire in 2007. The vote upon such proposal was as follows:

For	19,714,583
Withheld	1,779,629

4.	Resolution for approval of the Global Imaging Systems, Inc. 2004 Omnibus Long-Term Incentive Plan, was approved. The vote upon such proposal was as follows:

For	14,761,290
Against	3,919,202
Abstain	284,623
Broker Non-Vote	2,569,097

5.	Resolution for approval of an amendment of the Amended and Restated Certificate of Incorporation to increase authorized shares of Common Stock from 50,000,000 to 80,000,000, increase the number of authorized shares of Preferred Stock from 10,000,000 to 20,000,000 and increase the total number of all shares of all classes of stock we are authorized to issue from 60,000,000 to 100,000,000, was approved. The vote upon such proposal was as follows:

For	14,508,168
Against	4,449,746
Abstain	7,201
Broker Non-Vote	2,569,097

ITEM 6. EXHIBITS

The Exhibit Index filed herewith is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Imaging Systems, Inc.
(Registrant)

November 9, 2004	/s/ Raymond Schilling
Date	Raymond Schilling
On behalf of Global Imaging Systems and as Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

(Pursuant to Item 601 of Regulation S-K)

Number	Exhibit
3i.1	Amended and Restated Certificate of Incorporation of Global Imaging Systems, Inc. (1)

3i.2	Certificate of Amendment of Certificate of Incorporation of Global Imaging Systems, Inc. (3)

3ii.1	Amended and Restated Bylaws of Global Imaging Systems, Inc. (1)

3ii.2	Amendment to Amended and Restated Bylaws of Global Imaging Systems, Inc. (2)

4.1	Form of 4% Convertible Senior Subordinated Notes Due 2008. (2)

10.1	Senior Executive Agreement, dated as of August 1, 2004, by and between Global and C. Michael Moore. *

10.2	2004 Omnibus Long-Term Incentive Plan. (3)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement of Chief Executive Officer and Chief Financial Officer furnished (not filed) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management or compensatory contract.
(1)	Incorporated by reference to Global’s Registration Statement on Form S-1, No. 333-48103, as filed with the SEC on May 8, 1998.
(2)	Incorporated by reference to Global’s Registration Statement on Form S-3/A, No. 333-107948, as filed with the SEC on October 7, 2003.
(3)	Incorporated by reference to Global’s Proxy Statement on Form DEF 14A, as filed with the SEC on July 19, 2004.