Form 10-Q
period 2004-12-31
GLOBAL IMAGING SYSTEMS INC
filed 2005-02-08
CIK 1050167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

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

The registrant had 23,469,717 shares of common stock, $.01 par value, outstanding as of February 7, 2005.

PART I – FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

GLOBAL IMAGING SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	December 31, 2004	March 31, 2004
ASSETS

Current assets:
Cash and cash equivalents	$825	$47,266
Accounts receivable, net of allowance for doubtful accounts ($3,385 and $2,847 at December 31, 2004 and March 31, 2004, respectively)	107,831	81,262
Inventories, net	86,831	70,898
Deferred income taxes	8,727	5,849
Prepaid expenses and other current assets	3,990	2,927

Total current assets	208,204	208,202
Rental equipment, net	16,390	15,416
Property and equipment, net	12,032	10,180
Other assets	2,988	1,016
Related party notes receivable	—	400
Intangible assets, net:
Goodwill	517,558	356,681
Other intangible assets	13,994	639
Financing fees	4,237	5,239

Total assets	$775,403	$597,773

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$40,888	$41,466
Accrued liabilities	10,527	11,266
Accrued compensation and benefits	19,719	19,328
Accrued interest	755	1,008
Current maturities of long-term debt	2,216	1,479
Deferred revenue	27,926	22,514
Income taxes payable	7,793	4,776

Total current liabilities	109,824	101,837
Deferred income taxes	32,114	15,936
Long-term debt, less current maturities	263,390	195,184

Total liabilities	405,328	312,957

Stockholders’ equity:
Preferred stock, $.01 par value: 20,000,000 shares authorized: no shares issued	—	—
Common stock, $.01 par value: 80,000,000 shares authorized: 23,427,717 and 22,879,015 shares issued and 23,427,717 and 21,999,396 shares outstanding at December 31, 2004 and March 31, 2004, respectively	234	229
Common stock held in treasury, at cost: 0 and 879,619 shares at December 31, 2004 and March 31, 2004, respectively	—	(7,731)
Additional paid-in capital	184,446	149,958
Retained earnings	186,116	143,698
Unearned stock-based compensation	(746)	(1,099)
Accumulated other comprehensive income (loss)	25	(239)

Total stockholders’ equity	370,075	284,816

Total liabilities and stockholders’ equity	$775,403	$597,773

See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended December 31,
	2004	2003
Revenues:
Equipment and supplies sales	$173,321	$140,534
Service and rentals	60,201	46,950

Total revenues	233,522	187,484
Costs and operating expenses:
Cost of equipment and supplies sales	111,384	91,143
Service and rental costs	30,676	24,587
Selling, general and administrative expenses	63,952	49,717
Intangible asset amortization	300	125

Total costs and operating expenses	206,312	165,572

Income from operations	27,210	21,912
Interest expense	3,129	2,572

Income before income taxes	24,081	19,340
Income taxes	9,151	7,504

Net income	$14,930	$11,836

Net income per common share:
Basic	$.64	$.55

Diluted	$.59	$.50

Weighted average number of shares outstanding:
Basic	23,168	21,715
Diluted	26,187	24,715

See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Nine Months Ended December 31,
	2004	2003
Revenues:
Equipment and supplies sales	$508,731	$419,386
Service and rentals	170,327	137,337

Total revenues	679,058	556,723
Costs and operating expenses:
Cost of equipment and supplies sales	325,217	274,604
Service and rental costs	87,346	71,125
Selling, general and administrative expenses	186,678	147,556
Intangible asset amortization	1,051	408

Total costs and operating expenses	600,292	493,693

Income from operations	78,766	63,030
Loss on early extinguishment of debt	1,655	8,433
Interest expense	8,623	9,359

Income before income taxes	68,488	45,238
Income taxes	26,070	17,722

Net income	$42,418	$27,516

Net income per common share:
Basic	$1.86	$1.28

Diluted	$1.69	$1.19

Weighted average number of shares outstanding:
Basic	22,851	21,498
Diluted	25,878	24,019

See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(IN THOUSANDS)

	Nine Months Ended December 31,
	2004	2003
OPERATING ACTIVITIES:
Net income	$42,418	$27,516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,369	11,189
Amortization	1,051	408
Amortization of financing fees	766	916
Tax benefit of stock option exercises	3,926	—
Non-cash portion of loss on early extinguishment of debt	1,655	3,058
Deferred income tax expense	3,262	3,047
Unearned stock-based compensation expense	353	353
Changes in operating assets and liabilities, net of amounts acquired in purchase business combinations:
Accounts receivable	(8,318)	(790)
Inventories	(3,056)	12,632
Prepaid expenses and other current assets	14	(530)
Other assets	(959)	(139)
Accounts payable	(10,300)	(14,282)
Accrued liabilities, compensation and benefits and interest	(6,278)	(1,547)
Deferred revenue	(1,574)	(795)
Income taxes payable	3,494	4,929

Net cash provided by operating activities	37,823	45,965
INVESTING ACTIVITIES:
Proceeds from related party notes receivable	400	—
Purchases of property, equipment and rental equipment, net of proceeds from disposals	(11,486)	(13,148)
Purchases of businesses, net of cash acquired	(147,591)	(24,818)

Net cash used in investing activities	(158,677)	(37,966)
FINANCING ACTIVITIES:
Net payments on revolving line of credit	—	(26,500)
Payments on other long-term debt	(1,057)	(68,665)
Proceeds from issuance of long-term debt	70,000	140,000
Redemption and retirement of notes	—	(100,000)
Issuance of convertible notes	—	57,500
Financing fees paid	(1,419)	(6,151)
Stock options exercised	6,889	5,771

Net cash provided by financing activities	74,413	1,955

Net (decrease) increase in cash and cash equivalents	(46,441)	9,954
Cash and cash equivalents, beginning of period	47,266	11,343

Cash and cash equivalents, end of period	$825	$21,297

Non-cash investing activities:
Stock issued for business purchases	$31,409	$2,614

See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

	Common Stock			Additional Paid-in Capital	Retained Earnings	Unearned Stock-based Compensation	Accumulated Other Comprehensive Income (Loss)	Total
	Number of Shares	Par Value	Held in Treasury, at Cost
Balances at March 31, 2004	21,999,396	$229	$(7,731)	$149,958	$143,698	$(1,099)	$(239)	$284,816

Comprehensive income:
Net income	—	—	—	—	42,418	—	—	42,418
Unrealized gain on derivative instrument	—	—	—	—	—	—	264	264

Total comprehensive income								42,682

Stock options exercised, including income tax benefit	499,338	5	—	10,810	—	—	—	10,815
Treasury stock issued in conjunction with acquisitions, net of returned shares	879,619	—	7,731	21,921	—	—	—	29,652
Common stock issued in conjunction with acquisitions	49,364	—	—	1,757	—	—	—	1,757
Amortization of unearned stock-based compensation	—	—	—	—	—	353	—	353

Balances at December 31, 2004	23,427,717	$234	$—	$184,446	$186,116	$(746)	$25	$370,075

See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included herein. The results of operations for the three- and nine-month periods ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005.

The consolidated balance sheet at March 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Global Imaging Systems, Inc.’s Annual Report on Form 10-K for the year ended March 31, 2004.

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2. STOCK OPTION PLANS

In 1998, the Board of Directors adopted a stock option plan under which, as amended to date, 3,320,000 shares of our common stock may be issued pursuant to stock options granted or sold as restricted stock to directors, officers, and employees of and consultants to Global Imaging Systems, Inc. (“Global” or the “Company”). As of December 31, 2004, options to purchase 2,058,591 shares of our common stock were outstanding under the 1998 stock option plan, and 1,139,934 shares of our common stock have been issued under the 1998 plan upon the exercise of stock options granted under the plan. There were 18,975 shares of our common stock available to be issued under the 1998 plan as of December 31, 2004. Additionally, we have issued 102,500 shares of restricted stock under the 1998 plan, but did not issue any additional restricted shares during the nine months ended December 31, 2004. During the nine months ended December 31, 2004, options to purchase an aggregate of 273,000 shares were granted under the 1998 stock option plan with exercise prices ranging from $26.78 to $33.22 per share, the market values at dates of grant.

On January 25, 2001, the Board of Directors adopted the Global Imaging Systems, Inc. 2001 Stock Option Plan under which we may grant options to purchase up to 300,000 shares of our common stock to employees of and service providers to Global, except for our executive officers and directors. Stock options granted under the 2001 stock option plan have the same terms as those granted under the 1998 plan. As of December 31, 2004, options to purchase 148,655 shares were outstanding under the 2001 stock option plan, and 122,345 shares of our common stock have been issued under the 2001 plan upon the exercise of stock options granted under the plan. There were 29,000 shares of our common stock available to be issued under the 2001 stock option plan as of December 31, 2004. During the nine months ended December 31, 2004, no options were granted under the 2001 stock option plan.

On August 16, 2004, our shareholders’ approved the Global Imaging Systems, Inc. 2004 Omnibus Long Term Incentive Plan (the “2004 Plan”) under which we may grant options to purchase up to 600,000 shares of our common stock to directors, officers, and employees of Global. As of December 31, 2004, options to purchase 10,000 shares were outstanding under the 2004 Plan, and no shares of our common stock have been issued under the 2004 Plan upon the exercise of stock options granted under the plan. There were 590,000 shares of our common stock available to be issued under the 2004 Plan as of December 31, 2004. During the nine months ended December 31, 2004, 10,000 options were granted under the 2004 Plan with an exercise price of $36.95, the market value at date of grant.

In addition to options outstanding under our stock option plans, 10,000 shares of our common stock are issuable upon the exercise of an option granted outside of our 1998, 2001 and 2004 stock option plans. This option is exercisable at a price of $12.00 per share.

We have adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123. SFAS No. 148 allows for continued use of recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for grants to directors, officers and employees under plans. We apply the intrinsic value recognition and measurement principles of APB Opinion No. 25 and related interpretations in accounting for those grants. No stock-based employee compensation expense is reflected in net income related to our stock option grants as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions to stock-based employee compensation. Such disclosure is not necessarily indicative of the fair value of stock options that could be granted by us in future fiscal years or of the value of all options currently outstanding.

	For Three Months Ended December 31,		For Nine Months Ended December 31,
	2004	2003	2004	2003
Net income, as reported	$14,930	$11,836	$42,418	$27,516
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(890)	(651)	(2,699)	(1,987)

Pro forma net income	$14,040	$11,185	$39,719	$25,529

Earnings per share:
Basic – as reported	$.64	$.55	$1.86	$1.28

Basic – pro forma	$.61	$.52	$1.74	$1.19

Diluted – as reported	$.59	$.50	$1.69	$1.19

Diluted – pro forma	$.55	$.47	$1.59	$1.11

NOTE 3. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution from the exercise of stock options, as well as the conversion of convertible notes into common stock.

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations (shares in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Numerator:
Numerator for basic earnings per share	$14,930	$11,836	$42,418	$27,516
Effect of dilutive securities:
4% convertible notes	442	439	1,328	1,085

Numerator for diluted earnings per share	$15,372	$12,275	$43,746	$28,601

Denominator:
Denominator for basic earnings per share	23,168	21,715	22,851	21,498
Effect of dilutive securities:
4% convertible notes	2,407	2,407	2,407	2,004
Employee stock options and restricted stock	612	593	620	517

Denominator for diluted earnings per share	26,187	24,715	25,878	24,019

NOTE 4. ACQUISITIONS

Effective May 1, 2004, we acquired all the issued and outstanding stock of Imagine Technology Group, Inc. (“ITG”) pursuant to a Stock Purchase Agreement dated April 5, 2004, by and among Global, ITG Acquisition I Corporation, ITG and Imagine Technology Group, LLC and its members.

As consideration for the ITG stock, we paid ITG’s shareholder and its creditors approximately $104,800 in cash, $4,000 of which was placed in escrow and is subject to post-closing adjustments, plus 813,464 shares of Global’s common stock, par value $.01 per share, that were previously held in treasury. The common stock issued to ITG’s shareholder was registered for resale with the Securities and Exchange Commission using a registration statement on Form S-3.

The following table summarizes the estimated fair value of the ITG assets acquired and liabilities assumed at the acquisition date. During the three months ended December 31, 2004, we obtained final third-party valuations of the intangible assets acquired and have, accordingly, adjusted the fair values of customer relationships, non-compete agreements, and goodwill as shown below. During the nine months ended December 31, 2004, we recorded amortization expense of $661 associated with the allocation of the purchase price to customer relationships and non-compete agreements.

Current assets	$29,716
Equipment	2,357
Deferred tax assets	840
Other assets	737
Customer relationships (estimated life – 15 years)	13,344
Non – compete agreements (estimated life – 5 years)	511
Goodwill	116,332

Total assets acquired	163,837

Current liabilities	20,151
Deferred tax liabilities	10,753

Total liabilities assumed	30,904

Net assets acquired	$132,933

During the nine months ended December 31, 2004, we also acquired four businesses that provide office-imaging solutions and related services. Aggregate consideration, net of cash acquired, for these acquisitions was approximately $47,352, consisting of cash paid to the sellers, acquisition related expenses, and 118,043 shares of Global’s common stock (valued at $4,200, based on the fair value of the stock). The preliminary value of liabilities assumed in connection with these acquisitions totaled approximately $3,171. The preliminary fair value of total assets acquired in these acquisitions consisted of approximately $6,606 of tangible assets and approximately $44,783 of goodwill and other intangible assets. We expect to finalize the estimated fair values and purchase price allocations prior to the end of our fiscal year. As a result, there may be material adjustments to the intangible assets (some of which may be amortizable) and hence there may also be material adjustments to amortization expense and deferred income taxes.

All of the above acquisitions were accounted for using the purchase method of accounting and, accordingly, are included in the results of operations from the date of acquisition.

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

	Unaudited Pro Forma Nine Months Ended December 31,
	2004	2003
Revenues	$709,566	$688,404
Net income	$43,562	$32,607

Net income per common share:
Basic	$1.89	$1.42
Diluted	$1.72	$1.32

NOTE 5. COMPREHENSIVE INCOME

The following table presents a reconciliation of net income to comprehensive income:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Net income	$14,930	$11,836	$42,418	$27,516
Unrealized gain on cash flow hedges, net of tax	76	88	264	45

Total comprehensive income	$15,006	$11,924	$42,682	$27,561

NOTE 6. DERIVATIVES

We enter into swap and interest rate cap agreements to hedge the fluctuations in variable interest rates and do not use derivative instruments for speculative purposes. Effective November 12, 2002, we entered into a three-year swap agreement. This agreement effectively converts $20,000 of our variable-rate debt to fixed-rate debt, reducing the exposure to changes in interest rates. Under this swap agreement, we received an average variable LIBOR rate of 1.6% and paid an average LIBOR fixed rate of 2.7% for the period from April 1, 2004 to December 31, 2004.

During December 2004, we entered into two one-year forward swap agreements which we accounted for as cash flow hedges. The agreements effectively convert $40,000 of our variable rate debt to fixed-rate debt, reducing the exposure to changes in interest rates. Under the first swap agreement, we will pay an average LIBOR fixed rate of 3.8% and under the second swap agreement, we will pay an average LIBOR fixed rate of 3.9%. Both agreements are effective for a period of two years, beginning December 2005.

We have recognized a gain, net of tax, of approximately $264 for the nine month period ended December 31, 2004, related to the change in the fair value of the interest rate swaps, which has been recorded in comprehensive income.

Effective July 6, 2004, we entered into a two-year interest rate cap agreement in notional amount of $25,000. We also entered into three two-year interest rate cap agreements in notional amounts of $20,000 each, effective September 11, 2003 (collectively, the Caps). These Caps are not designated as hedging instruments and as such are recorded on the consolidated balance sheet at their estimated fair value, with changes in the fair value being recorded in the consolidated statement of operations as interest expense during the period of change. The change in the Caps’ fair value resulted in additional interest expense of $112, before tax, for the nine month period ended December 31, 2004. The Caps limit our interest rate risk exposure for the related notional amounts to a 4% LIBOR rate plus the applicable margin. No payments have been received under the Caps.

NOTE 7. RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123(R) on July 1, 2005.

As permitted by Statement 123, the company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized for such excess tax deductions was $3,996 for fiscal year 2004 and $3,926 for the nine month period ended December 31, 2004.

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

Overview

We are one of the leading providers of office technology solutions to middle-market businesses in the United States, selling and providing contract services for automated office equipment, including copiers, facsimile machines and printers, network integration solutions and electronic presentation systems. Network integration solutions and electronic presentation systems are sometimes known as the technology side of our business. We believe that the markets for our products and services are converging as technology advancements and innovation produce increases in automated office equipment functionality and networking capabilities. Incorporating products from Konica Minolta, Canon, Ricoh, Sharp, Hewlett-Packard, IBM, Microsoft, NEC, InFocus and other leading companies, we offer solutions for our customers from a network of 180 locations in 30 states and the District of Columbia. The contractual nature of our service and supply business, tailored lease financing programs, high level of repeat equipment purchases and our emphasis on superior customer service generate stable and recurring revenue streams. Since our founding in June 1994, we have acquired more than 60 businesses, all within the United States, which we have organized as a network of 18 core companies with corresponding satellite businesses. We believe the businesses we have acquired and the businesses we acquire in the future will benefit from our various programs and operating strategies. These benefits include increased operating efficiencies, the support of experienced and professional senior management, expansion of the types of office imaging products and services offered, increased access to capital and enhanced financial management.

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

Our gross profit as a percentage of revenues varies from period to period depending on a number of variables including the mix of revenues from equipment, supplies, service and rentals; the mix of revenues among the markets served by us; and the mix of revenues of the businesses we acquire. As we acquire businesses, the percentage of our revenues that come from sales of equipment and supplies, as opposed to service and rentals, fluctuates depending on whether the businesses acquired are primarily automated office equipment dealers or are network integrators or electronic presentation systems dealers. Automated office equipment dealers typically derive a higher percentage of their revenues from service and rentals and a lower percentage from sales of equipment and supplies than do network integrators or electronic presentation systems dealers. Generally, sales of equipment and supplies have lower gross profit margins than revenues from service and rentals. In addition, equipment sales in the automated office equipment market generally have higher gross profit margins than equipment sales in the network integration or electronic presentation systems markets. To the extent the network integration or electronic presentation systems markets grow faster than the automated office equipment market, over time a larger percentage of our revenues and gross profits may be derived from sales that have lower gross profit margins than our current gross profit margins.

Cost of goods sold consists primarily of the cost of new equipment, cost of supplies and parts, labor costs to provide services, rental equipment depreciation and other direct operating costs. We generally depreciate our rental equipment primarily over a three-year period on a straight-line basis.

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

Inventories

Inventories are valued at the lower of cost or market value. For equipment, cost is based either on the average cost of inventory or, in the case of some specifically identified equipment inventory, the actual cost of that equipment inventory. For parts and supplies, cost equals the average cost of inventory. We evaluate the need for adjustments to our reserve for excess and slow-moving inventory at least quarterly. We write-down our inventories for estimated obsolescence by an amount equal to the difference between the cost of the inventories and their estimated market values based upon an aging analysis of the inventories on hand, specifically known inventory-related risks and assumptions about future demand and market conditions. These write-downs are reflected in our cost of sales. If actual market conditions are less favorable than those projected by management, additional write-downs may be required which could have an adverse effect on our financial results.

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

Intangible Assets

As a result of our acquisition activity, we have recorded a substantial amount of goodwill, which is the excess of the cost of our acquired businesses over the fair value of the acquired net assets, and other intangible assets. We examine the carrying value of our goodwill and our other intangible assets as current events and circumstances warrant determining whether there are any impairment losses. For goodwill, we test the recorded amount for impairment as of the first day of the fourth quarter of our fiscal year, or more frequently if conditions change, by comparing the recorded value to estimated fair value. If indicators of impairment were present relating to our other intangible assets and future cash flows were not expected to be sufficient to recover the assets’ carrying amount, an impairment loss would be charged to expense in the period identified. To date, we have not identified any event that would indicate an impairment of the value of goodwill or other intangible assets recorded in our consolidated financial statements. Other intangible assets are amortized over their estimated lives.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Revenues:
Equipment revenues	$139,156	$117,562	$411,737	$350,875
Supplies revenues	34,165	22,972	96,994	68,511

Equipment and supplies revenues	173,321	140,534	508,731	419,386

Service revenues	56,027	43,073	158,847	126,118
Rental revenues	4,174	3,877	11,480	11,219

Service and rental revenues	60,201	46,950	170,327	137,337

Total revenues	$233,522	$187,484	$679,058	$556,723

Estimated internal growth rates for revenues	4.9%	7.5%	3.8%	7.5%

The following table sets forth our gross profit by revenue type and gross profit by revenue type as a percentage of revenue during the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Gross profit by revenue type:
Equipment	$45,865	$37,693	$137,376	$110,219
Supplies	16,072	11,698	46,138	34,563
Service	27,947	20,991	78,936	62,433
Rental	1,578	1,372	4,045	3,779

Total gross profit	$91,462	$71,754	$266,495	$210,994

Gross profit by revenue type as a percentage of revenue:
Equipment	33.0%	32.1%	33.4%	31.4%
Supplies	47.0%	50.9%	47.6%	50.4%
Service	49.9%	48.7%	49.7%	49.5%
Rental	37.8%	35.4%	35.2%	33.7%

Total gross profit as a percentage of revenue	39.2%	38.3%	39.2%	37.9%

THREE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2003

Revenues

Total revenues for the three months ended December 31, 2004 were $233,522, which represents an increase of 24.6% over the same period in fiscal year 2004. The majority of the revenue growth was attributable to revenues from five businesses acquired during the nine months ended December 31, 2004 and two businesses acquired during the fiscal year ended March 31, 2004 that were not a part of our business for the full quarter last year. The balance of the increase in revenues was due to growth from our existing companies. Our estimated combined internal revenue growth rate for the three months ended December 31, 2004 was 4.9%. Our estimated internal growth rate for automated office equipment was 7.1%, and the technology side of our business showed a 1.2% decline. Our technology business faced a very strong prior year internal growth rate comparison of 23%.

Equipment and supplies revenues for the three months ended December 31, 2004 were $173,321, which represents an increase of 23.3% over the same period in fiscal year 2004. Equipment revenues increased 18.4% and supplies revenues increased 48.7%, with the majority of the revenue growth due to the businesses acquired during the nine months ended December 31, 2004 and fiscal year 2004.

Service and rental revenues for the three months ended December 31, 2004 were $60,201, which represents an increase of 28.2% over the same period in fiscal year 2004. Service revenues increased 30.1% and rental revenues increased 7.7%, with the majority of the revenue growth due to the businesses acquired during the nine months ended December 31, 2004 and fiscal year 2004.

Gross Profit

Gross profit for the three months ended December 31, 2004 totaled $91,462, a 27.5% increase over the same period in fiscal year 2004. This gross profit increase is primarily due to the acquisition of automated office equipment dealers during the nine months ended December 31, 2004 and fiscal year 2004.

The gross profit margin for equipment revenues for the three months ended December 31, 2004 increased 0.9 percentage points from the same period one year ago. The gross profit margin primarily increased due to internal growth of automated office equipment revenues, which historically have higher gross profit margins than network integration solutions revenues and electronic presentation systems revenues.

Supplies gross profit margin for the three months ended December 31, 2004 decreased 3.9 percentage points as compared to the same period one year ago. The decrease is primarily the result of the lower supplies gross profit margins of businesses acquired during the nine months ended December 31, 2004. One of the acquired businesses includes a wholesale division which generally has lower gross profit margins.

Service gross profit margin for the three months ended December 31, 2004 increased 1.2 percentage points from the same period one year ago. The gross profit margin primarily increased due to internal growth of automated office equipment service revenues, which historically have higher gross profit margins than network integration solutions revenues and electronic presentation systems revenues.

Rental gross profit margin for the three months ended December 31, 2004 increased 2.4 percentage points from the same period last year, primarily due to an increase in automated office equipment rental revenues, which is slightly offset by an increase in rental depreciation expense as a result of new equipment rental replacements in our equipment mix versus older fully depreciated equipment.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses totaled $63,952 representing an increase of 28.6% over the prior year quarter. SG&A expenses were 27.4% of total revenues for the three months ended December 31, 2004 as compared to 26.5% of total revenues for the same period a year ago. These expenses increased in total principally due to acquisitions. Increased integration costs associated with acquisitions, increased payroll expense, and increased health and other insurance expense primarily attributed to the current quarter increase as a percentage of revenues.

Intangible Asset Amortization

Intangible asset amortization was $300 for the three months ended December 31, 2004 compared to $125 for the same period in fiscal year 2004. The increase for the current quarter is principally due to the amortization of non-compete agreements and amounts allocated to customer relationships resulting from the ITG acquisition.

Income From Operations

Income from operations was $27,210, or 11.7% of total revenues, for the three months ended December 31, 2004 compared to $21,912, or 11.7% of total revenues, for the same period in fiscal year 2004. Income from operations was positively impacted by the increase in combined revenues and gross profit as discussed above, which was offset by the increase in SG&A expenses.

Interest Expense

Interest expense increased 21.7% to $3,129 for the three months ended December 31, 2004 compared to $2,572 for the same period in fiscal year 2004. The increase in interest expense was due to a higher average level of borrowings offset slightly by lower interest rates. Interest expense includes the amortization of financing fees incurred in connection with our new senior credit facility and the 4% convertible senior subordinated notes due 2008 for the three months ended December 31, 2004 and our prior senior credit facilities and the 4% convertible senior subordinated notes due 2008 for the prior year period.

Income Taxes

The provision for income taxes was $9,151 for the three months ended December 31, 2004 compared to $7,504 for the same period in fiscal year 2004. The increase in income taxes was primarily due to increased pre-tax income for the three months ended December 31, 2004, slightly offset by a reduction in the effective income tax rate. The effective income tax rate was 38.0% for the three months ended December 31, 2004 and 38.8% for the same period in fiscal year 2004. The decline in the effective income tax rate is due to a lower combined state income tax rate.

NINE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2003

Revenues

Total revenues for the nine months ended December 31, 2004 were $679,058, which represents an increase of 22.0% over the same period in fiscal year 2004. The majority of the revenue growth was attributable to revenues from five businesses acquired during the nine months ended December 31, 2004 and five businesses acquired during the fiscal year ended March 31, 2004 that were not a part of our business for the full nine months last year. The balance of the increase in revenues was due to growth shown from our existing companies. Our estimated combined internal growth rate for the nine months ended December 31, 2004 was 3.8%. Our estimated internal growth rate for automated office equipment was 3.3%, and the technology side of our business grew at 5.2%.

Equipment and supplies revenues for the nine months ended December 31, 2004 were $508,731, which represents an increase of 21.3% over the same period in fiscal year 2004. Equipment revenues increased 17.3% and supplies revenues increased 41.6%, with the majority of the revenue growth due to the businesses acquired during the nine months ended December 31, 2004 and fiscal year 2004.

Service and rental revenues for the nine months ended December 31, 2004 were $170,327, which represents an increase of 24.0% over the same period in fiscal year 2004. Service revenues increased 26.0% and rental revenues increased 2.3%, with the majority of the service revenue growth due to the businesses acquired during the nine months ended December 31, 2004 and fiscal year 2004.

Gross Profit

Gross profit for the nine months ended December 31, 2004 totaled $266,495, a 26.3% increase over the same period in fiscal year 2004. This gross profit increase is primarily due to the acquisition of automated office equipment dealers during the nine months ended December 31, 2004 and fiscal year 2004.

The gross profit margin for equipment revenues for the nine months ended December 31, 2004 increased 2.0 percentage points from the same period one year ago. This is primarily due to an increase in gross profit margins of automated office equipment.

Supplies gross profit margin for the nine months ended December 31, 2004 decreased 2.8 percentage points as compared to the same period one year ago. The decrease is primarily the result of the lower supplies gross profit margins of businesses acquired during the nine months ended December 31, 2004. One of the acquired businesses includes a wholesale division which generally has lower gross profit margins.

Service gross profit margin for the nine months ended December 31, 2004 increased 0.2 percentage points from the same period one year ago. Gross profit primarily increased due to internal growth of automated office equipment service revenues, which historically have higher gross profit margins than network integration solutions revenues and electronic presentation systems revenues.

Rental gross profit margin for the nine months ended December 31, 2004 increased 1.5 percentage points from the same period last year, primarily due to an increase in automated office equipment rental revenues, which is slightly offset by an increase in rental depreciation expense as a result of new equipment rental replacements in our equipment mix versus older fully depreciated equipment.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses totaled $186,678 representing an increase of 26.5% over the prior year period. SG&A expenses were 27.5% of total revenues compared to 26.5% of total revenues for the nine months ended December 31, 2003. These expenses increased in total principally due to acquisitions. As a percentage of revenues, the increase for the current period was the result of integration costs associated with acquisitions, increased payroll expense, increased health and other insurance expense, and sales training expense.

Intangible Asset Amortization

Intangible asset amortization was $1,051 for the nine months ended December 31, 2004 compared to $408 for the same period in fiscal year 2004. This amortization relates to non-compete agreements and customer relationships. The increase is principally due to amortization of amounts allocated to customer relationships resulting from the ITG acquisition.

Income From Operations

Income from operations was $78,766, or 11.6% of total revenues, for the nine months ended December 31, 2004 compared to $63,030, or 11.3% of total revenues, for the same period in fiscal year 2004. Income from operations was positively impacted by the increase in combined revenues and gross profit as discussed above.

Loss on early extinguishment of debt

During the nine months ended December 31, 2004, we incurred a loss on early extinguishment of debt in the amount of $1,655 related to the amendment of our prior credit facility.

During the nine months ended December 31, 2003, we incurred a loss on early extinguishment of debt in the amount of $8,433 related to the refinancing of our prior senior credit facility and the redemption of our 10 3/4% senior subordinated notes due 2007. The loss is made up of a prepayment premium of $5,375 for the early redemption of our 10 3/4% notes and a $3,058 non-cash charge for the write-off of the unamortized portion of financing fees related to those notes and the prior senior credit facility.

Interest Expense

Interest expense decreased 7.9% to $8,623 for the nine months ended December 31, 2004 compared to $9,359 for the same period in fiscal year 2004. The decrease in interest expense was due to lower interest rates offset by a slightly higher average level of borrowings. Interest expense includes the amortization of financing fees incurred in connection with our new senior credit facility, our prior senior credit facility and the 4% convertible senior subordinated notes due 2008 for the nine months ended December 31, 2004 and our prior senior credit facilities, the 10 3/4% senior subordinated notes due 2007 and the 4% convertible senior subordinated notes due 2008 for the prior year period.

Income Taxes

The provision for income taxes was $26,070 for the nine months ended December 31, 2004 compared to $17,722 for the same period in fiscal year 2004. The increase in income taxes was primarily due to increased pre-tax income for the nine months ended December 31, 2004, slightly offset by a reduction in the effective income tax rate. The effective income tax rate was 38.1% for the nine months ended December 31, 2004 and 39.2% for the same period in fiscal year 2004. The decline in the effective income tax rate is due to a lower combined state income tax rate.

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

On May 10, 2004, in conjunction with our purchase of ITG, we entered into the second amendment of our senior credit facility. We refer to the second amendment of our senior credit facility as our new senior credit facility. Our new senior credit facility is with a group of banks and financial institutions, with Wachovia Bank, National Association serving as administrative agent. Our new senior credit facility is comprised of a $70,000 five-year revolving credit line and a $208,950 six-year term loan. The revolving credit line of the new senior credit facility bears interest at rates ranging from 1.50% to 2.00% over LIBOR or from .50% to 1.00% over a base rate related to the prime rate, and varies according to our ratio of total funded debt to earnings before interest, taxes, depreciation and amortization. The term loan bears interest at a rate of 2.00% over LIBOR or .75% over a base rate related to the prime rate. The new senior credit facility provides for an unused commitment fee payable to the lenders and certain other fees payable by us and our material subsidiaries. The commitment fee rate is .50% of the unused balance. We paid commitment fees of $300 and $461 for the nine months ended December 31, 2004 and 2003, respectively, in connection with unused balances under both our prior and new senior credit facility. Amounts borrowed under the revolving credit line of the new senior credit facility may be repaid and borrowed over the life of the new senior credit facility, with a final maturity date of May 10, 2009. The terms of the new senior credit facility require strict compliance with numerous affirmative, negative, and financial covenants. Amounts borrowed under the senior credit facility may be used to fund working capital and general corporate purposes, including acquisitions, subject to the lenders’ approval in the case of acquisitions with a cash purchase price of over $50,000 or an aggregate purchase price (cash, stock or other consideration) of over $75,000. As of December 31, 2004, we had $69,500 of additional borrowing availability under the revolving credit portion of our new senior credit facility. This amount has been reduced by $500 to reflect the aggregate amount of an outstanding standby letter of credit issued under the new senior credit facility to support our obligations incurred in the ordinary course of business. As of December 31, 2004, no amounts had been paid under this letter of credit.

Net cash provided by operating activities totaled $37,823 for the nine months ended December 31, 2004 as compared to $45,965 in the prior year period. The decrease was primarily attributable to increases in accounts receivable and inventory, partially offset by an increase in net income. Net cash used in investing activities of $158,677 during the nine months ended December 31, 2004 was primarily for the acquisition of ITG and other businesses, as well as purchases of property, equipment and rental equipment. Net cash provided by financing activities of $74,413 during the nine months ended December 31, 2004 was primarily for financing associated with the ITG acquisition.

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

During December 2004, we entered into two one-year forward swap agreements which we accounted for as cash flow hedges. The agreements effectively convert $40,000 of our variable rate debt to fixed-rate debt, reducing the exposure to changes in interest rates. Under the first swap agreement, we will pay an average LIBOR fixed rate of 3.8% and under the second swap agreement, we will pay an average LIBOR fixed rate of 3.9%. Both agreements are effective for a period of two years, beginning December 2005.

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

Global Imaging Systems, Inc.
(Registrant)

February 8, 2005	/s/ Raymond Schilling
Date	Raymond Schilling
On behalf of Global Imaging Systems and as Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

(Pursuant to Item 601 of Regulation S-K)

Number	Exhibit
3i.1	Amended and Restated Certificate of Incorporation of Global Imaging Systems, Inc. (1)

3i.2	Certificate of Amendment of Certificate of Incorporation of Global Imaging Systems, Inc. (3)

3ii.1	Amended and Restated Bylaws of Global Imaging Systems, Inc. (1)

3ii.2	Amendment to Amended and Restated Bylaws of Global Imaging Systems, Inc. (2)

4.1	Form of 4% Convertible Senior Subordinated Notes Due 2008. (2)

10.1	Employment Agreement, dated as of January 26, 2005, by and between Global and Michael E. Shea* (4)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement of Chief Executive Officer and Chief Financial Officer furnished (not filed) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management or compensatory contract.
(1)	Incorporated by reference to Global’s Registration Statement on Form S-1, No. 333-48103, as filed with the SEC on May 8, 1998.
(2)	Incorporated by reference to Global’s Registration Statement on Form S-3/A, No. 333-107948, as filed with the SEC on October 7, 2003.
(3)	Incorporated by reference to Global’s Proxy Statement on Form DEF 14A, as filed with the SEC on July 19, 2004.
(4)	Incorporated by reference to Exhibit 10 to Global’s Current Report on Form 8-K, as filed with the SEC on January 28, 2005.