Form 10-K
period 2005-03-31
GLOBAL IMAGING SYSTEMS INC
filed 2005-06-08
CIK 1050167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

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

On September 30, 2004 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates of the registrant was $693,162,291 based on the closing sale price of $31.08 of the common stock as reported on the Nasdaq National Market on such date. (For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant and their affiliates; such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant.)

As of June 3, 2005, the registrant has 23,225,127 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual report to stockholders for the year ended March 31, 2005, are incorporated by reference into Part II of this annual report. Portions of the proxy statement for the annual stockholders meeting to be held on August 8, 2005 are incorporated by reference into Part III of this annual report.

GLOBAL IMAGING SYSTEMS, INC.

Annual Report on Form 10-K

March 31, 2005

PART I

Item 1. Business

Unless the context otherwise requires, as used in this annual report, the terms “Global,” “Company,” “our,” or “we” refer to Global Imaging Systems, Inc. and its subsidiaries.

General

We are one of the leading providers of office technology solutions to middle-market businesses in the United States, selling and providing contract services for automated office equipment, including copiers, facsimile machines and printers, network integration solutions and electronic presentation systems. Incorporating products from Konica Minolta, the Ricoh family of products, Sharp, Canon, Toshiba, Hewlett-Packard, IBM, Microsoft, NEC, Hitachi, InFocus, and other leading companies, we offer solutions for our customers from a network of 184 locations in 30 states and the District of Columbia. The contractual nature of our service and supply business, tailored lease financing programs, high level of repeat equipment purchases and our emphasis on superior customer service are designed to generate stable and recurring revenue streams.

We principally target small- and medium-sized businesses with fewer than 1,000 employees, which we refer to as the middle-market. We believe these businesses typically base their purchasing decisions on personal relationships and loyalty inspired by customized solutions and high-quality service rather than basing their purchasing decisions strictly on price. Our localized operations enable our sales and service teams to focus exclusively on the needs of their local middle-market customers and to deliver our products and services in an effective and responsive manner. We believe the middle-market will continue to provide us with attractive revenue opportunities as these businesses continue to demand more sophisticated, integrated office technology solutions.

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

Since our founding in June 1994, we have acquired more than 70 businesses, all within the United States, that we have organized as a network of 18 core companies with corresponding satellite businesses. We enter new geographic markets by acquiring additional core businesses. We expand our core markets through acquisitions of satellite businesses, that are typically smaller than, but in close geographic proximity to, our core companies. Administrative functions at satellite businesses are integrated into our core companies, allowing local management teams to focus on delivering superior products and services. Core companies and satellite businesses typically continue to operate under their pre-acquisition names and with their pre-acquisition management teams, thus helping to preserve existing customer relationships. We believe a large number of potential core and satellite acquisition targets exist in the United States, representing additional opportunities to expand our geographic presence and continue our disciplined acquisition strategy. We believe our core and satellite operating model has contributed to our success in the middle-market.

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

2005 Highlights

On May 10, 2004, we acquired all the issued and outstanding stock of Imagine Technology Group, Inc. (“ITG”) pursuant to a Stock Purchase Agreement dated April 5, 2004, by and among Global, ITG Acquisition I Corporation, ITG and Imagine Technology Group, LLC and its members.

As consideration for the ITG stock, we paid ITG’s shareholder and its creditors approximately $104.0 million in cash, plus 813,464 shares of Global’s common stock, par value $.01 per share, that were previously held in treasury (valued at $27.3 million). The common stock issued to ITG’s shareholder is registered for resale with the Securities and Exchange Commission using a registration statement on Form S-3.

During the fiscal year ended March 31, 2005, we also acquired five other businesses that provide office-imaging solutions and related services. Aggregate consideration, net of cash acquired, for these acquisitions was approximately $51.9 million, consisting of cash paid to the sellers, acquisition related expenses, and 118,043 shares of our common stock (valued at $4.2 million).

For the fiscal year ended March 31, 2005, we reported record-high revenues, operating income, net income and earnings per share. Compared to prior year results, revenues were up 23 percent to $926.5 million versus $750.7 million, operating income increased 24 percent to $105.4 million from $85.2 million, net income was up 43 percent to $57.0 million from $39.8 million, and diluted earnings per share were $2.26 versus $1.70 a year ago. Fiscal year 2005 results include a $1.7 million first quarter pretax loss on early extinguishment of debt while the prior year results include a similar $8.4 million pretax charge.

On May 17, 2005, our Board of Directors approved a stock repurchase agreement which allows the Company to repurchase up to $20 million of our outstanding common stock.

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

Industry Trends

The office technology solutions industry continues to be impacted by technological change and the increased participation of large volume sellers. We believe a majority of independent dealers and service providers have not developed the product range or skill set necessary to offer comprehensive office technology solutions, nor do they have an efficient operating model with the necessary economies of scale to cost-effectively sell to and service the middle-market with one-stop office technology solutions. We believe it is increasingly difficult for smaller dealers and service providers to compete effectively with better capitalized competitors, including manufacturers, dealers and service providers, that sell and service a broad range of products, including mid- and high-range products, that require sophisticated support and service. Larger companies continue to primarily focus on large corporate customers and national accounts. We believe that, because of this focus, these companies have not effectively positioned themselves to address the needs of the middle-market.

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

Our Competitive Strengths

Middle-Market Focus. We offer multi-branded solutions at competitive prices in an effort to provide our middle-market customers one-stop shopping for their office technology requirements and network integration needs. We believe middle-market businesses typically base their purchasing decisions on personal relationships and loyalty inspired by customized solutions and high-quality service, rather than relying solely on a competitive bidding processes. We believe that our singular focus on the middle-market customer will continue to provide us with attractive revenue opportunities as these businesses demand more sophisticated, integrated office technology solutions.

Large and Diverse Customer Base. We are not dependent on a few large customers. Approximately 180,000 customers purchased goods or services from us during the fiscal year ended March 31, 2005. Our largest customers account for a low percentage of our revenues. During the fiscal year ended March 31, 2005, our top five customers collectively accounted for less than 5% of our total revenues and no single customer accounted for more than 2% of our total revenues. In addition, our customer base spans virtually every industry from manufacturing, distribution, financial services, healthcare and retail to educational institutions, local and state governments and not-for-profit organizations.

Recurring Revenue Stream. The contractual nature of our service and supply business, our rental programs and our emphasis on superior customer service generate a significant recurring revenue stream. We estimate that over 90% of our automated office equipment sales are accompanied by service contracts. Our high level of repeat equipment sales and our tailored third-party lease financing programs also contribute to a stable revenue stream.

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

Product Offerings from Multiple Vendors. We sell products made by a wide array of leading vendors, including Konica Minolta, Ricoh and its family of products, Sharp, Canon, Toshiba, Hewlett-Packard, IBM, Microsoft, NEC, Hitachi and InFocus. During the fiscal year ended March 31, 2005, we purchased approximately 20%, 18%, and 17% of our equipment, parts and supplies from Konica Minolta, Ricoh, and Sharp, respectively. No other single vendor represented in excess of 10% of our purchases. As we are not limited to a single vendor, or even a few vendors, we are able to offer our customers a wide variety of quality office technology solutions. Our wide array of vendors also limits the risks we may face if one of our vendors experiences financial instability or fails to keep pace with the rapid development and introduction of new products.

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

Highly Incentivized and Motivated Workforce. We believe we have a highly incentivized and motivated workforce, not only because of our competitive compensation packages, training programs and advancement opportunities, but also because we foster an environment of friendly competition among our sales teams and core company presidents. Our sales personnel are compensated primarily on a commission basis, with local management ultimately determining the structure of sales compensation and commissions within the parameters of our management benchmarking model. We grant stock options to purchase our common stock to employees at levels from our executive officers to our local managers. Additionally, we offer training for employees at all levels of the Company, underscoring our commitment to our employees’ development. Finally, our culture permits and encourages our core company presidents to share information with each other, which furthers the competitive advantage they have over their local competition.

Our Growth Strategies

Capitalize on Cross-Selling and Recurring Revenue Opportunities. We constantly seek to deliver the highest level of service to our customers. Effective and responsive servicing of our customers has created strong loyalty and the opportunity to cross-sell additional products and services. By leveraging our existing customer base, our cross-selling activities have historically increased our operating efficiency and our margins. Our service and supply activities generally provide us with a recurring source of revenue and increased visibility with our customers. By taking advantage of the after-market opportunities generated by our sales of office technology equipment, we are able to derive a substantial amount of recurring revenue from our installed base through service and supply contracts. During the year we further developed the print management program, which assists our customers with multiple printers in their workplace to efficiently manage print volumes. This program provides customers with on-site printer management, maintenance support, supplies, desktop support and a custom web-based view of assets, volumes and program performance. These services are effective in creating strong loyalty among existing customers and in providing opportunities to expand our customer base.

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

Utilize Our Consolidated Financial Strength to Facilitate Local Sales. Our status as a publicly held company with significant financial resources facilitates sales by our core companies in several ways. First, our size, financial resources and the volume of equipment we purchase frequently permit us to negotiate favorable purchasing terms from our vendors. Second, our third-party lease financing relationships provide our customers with cost-effective access to equipment. Third, our purchasing volume enables us to better negotiate for co-marketing incentives from our major vendors and manufacturers. Finally, our geographic presence and successful operating history reassure customers who want their source of office technology solutions to be stable and reliable.

Our Acquisition Strategy

Since our founding in June 1994, we have acquired more than 70 businesses, all within the United States, that we have organized as a network of 18 core companies with corresponding satellite businesses. We enter new geographic markets by acquiring additional core companies. We expand our core companies’ markets through the acquisition of satellite businesses, which are typically in close geographic proximity to core companies. Core companies and satellite businesses typically continue to operate under their pre-acquisition names and with their pre-acquisition management teams, thus helping to preserve existing client relationships. Administrative functions at satellite businesses are integrated into our core companies, allowing local management teams to focus on delivering superior products and services.

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

Our Products and Services

We currently sell and service a variety of automated office equipment, network integration solutions and electronic presentation systems. We provide a number of office technology solutions, including the following:

Automated Office Equipment	Network Integration Solutions	Electronic Presentation Systems
Digital black and white copiers Color copiers Duplicators Facsimile machines Printers Multi-function equipment Related supply and service contracts Print management Training and support	Network design Network installation Network software and hardware Technical support contracts Network support contracts Internet services Wireless network systems Training and support	Data and video projectors Interactive whiteboards Video conferencing systems Audio/visual equipment Related supply and service contracts Training and support

We believe effective and responsive service is essential in obtaining repeat business and in developing new business. We also believe that superior service is the foundation for our profitability and strong recurring revenue streams. To ensure that we provide our customers with excellent service, we employed approximately 1,730 people in service positions as of March 31, 2005. Our service offerings include network design and installation, on-site maintenance and repair visits, technical assistance by telephone and the Internet and training of our customers’ employees.

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

Customers

Most of our customers are middle-market businesses. We are not dependent on a few large customers. Approximately 180,000 customers purchased goods or services from us during the fiscal year ended March 31, 2005. Our largest customers account for a low percentage of our revenues. During the fiscal year ended March 31, 2005, our top five customers collectively accounted for less than 5% of our total revenues and no single customer accounted for more than 2% of our total revenues. In addition, our customer base spans virtually every industry from manufacturing, distribution, financial services, healthcare and retail to educational institutions, local and state governments and not-for-profit organizations.

Sales and Marketing

Our local management teams understand their specific markets and customer relationships. We direct our core and satellite business managers to make local marketing decisions, including product offering mix and developing promotional programs and advertising. As of March 31, 2005, we employed approximately 1,470 people in sales and marketing functions.

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

Our agreements with vendors permit us to sell particular products on a nonexclusive basis in specific geographic areas. In most cases, our agreements extend for one-year renewable terms that the vendor can choose not to renew with 30-days notice. In addition, our vendors can terminate our agreements upon notice if we do not meet minimum purchase quotas or other requirements or under other conditions, including a change in our ownership. We receive incentives from some of our vendors related to volume rebates, cooperative advertising allowances and other arrangements.

Lease Financing and Rentals

In our fiscal year ended March 31, 2005, over 82% of our automated office equipment sales were financed for our customers by third-party leasing companies, such as GE. For fiscal year 2005, the GE program accounted for the majority of our automated office equipment lease financing. The advantages of this program include better lease rates and terms than are generally available to individual copier dealers and our control over leased equipment under already negotiated terms at the end of the lease term. We entered into an amended and restated agreement on January 21, 2004 with GE with a term of three and one half years expiring on June 30, 2007. Our prior agreement with GE had an initial term of five years, which commenced on October 1, 1999 and continued through June 30, 2004. All leases that are entered into during the term of the agreement will continue in effect after the termination of the agreement. GE may terminate the agreement upon 90-days written notice under certain circumstances, including if we fail to meet our annual volume commitment or if there is a material deterioration in the performance of the lease portfolio. Under the terms of the agreement, we are required to provide GE with the first opportunity to offer lease financing to 90% of our leasing customers. While our lease financing programs are used primarily by our customers who look to acquire automated office equipment, lease financing is available for the acquisition of most of the office technology solutions we offer.

In some cases, our automated office equipment dealers also rent equipment. Rental arrangements provide us with a steady monthly revenue stream and, like our lease financing arrangements, give us control over disposition of the equipment at the end of the rental term.

Competition

We operate in highly competitive markets, which force us to compete aggressively for customers. Our competitors in the automated office equipment market who sell to the middle-market include large, independent dealers and IKON Office Solutions as well as, to a lesser extent, Xerox, Danka and Imagistics. Our competition also includes manufacturers’ sales and service divisions, including those of Canon, Konica Minolta, Imagistics and Xerox and office superstores and consumer electronics chains. The principal areas of competition in this market include price and product capabilities, quality and speed of post-sales service support, availability of equipment, parts and supplies, speed of delivery and availability and terms of financing, leasing or rental programs.

In the network integration solutions market we compete with information technology direct marketers in the distribution of computer and network equipment, including CDW, Insight and PC Connection; direct sellers such as Dell and Gateway; the sales and service divisions of companies such as Hewlett-Packard and independent value-added resellers. Generally, information technology direct marketers are marketers of multi-brand computers and related technology products in the office technology solutions industry. Their business customers, like ours, are concentrated in the middle-market and they access these customers by phone, fax and the Internet. In the delivery of services accompanying these products, we compete with smaller companies with regional or local operations and the in-house capabilities of our customers. The principal areas of competition in the network integration market include reputation, quality, speed of support and price.

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

Employees and Training

As of March 31, 2005, we employed approximately 3,970 people, only 46 of whom worked at our corporate headquarters in Tampa, Florida. Approximately 1,470 employees work in sales and marketing, 1,730 in service, and 770 in operations and administration. None of our employees is covered by collective bargaining agreements. We believe we have good relations with our employees.

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

Risk Factors

We depend on our senior executives.

Our success largely depends on the efforts and ability of our senior executive team. Our senior executive team developed and implemented our benchmarking model and has many years of experience in the office technology solutions industry and in the acquisition and integration of office technology solutions dealers. We do not carry key-person insurance on the life of any of our senior executives. The loss or interruption of the services of any one of our senior executives could disrupt operations, divert the attention of our other senior executives or otherwise could have an adverse effect on us.

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

Our competitors in the automated office equipment market who sell to the middle-market include large, independent dealers and IKON Office Solutions, as well as, to a lesser extent, Xerox, Danka and Imagistics. Our competition also includes manufacturers’ sales and service divisions, office superstores and consumer electronics chains.

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

Some competitors have greater financial and personnel resources than we do. As a result, these competitors may have greater pricing flexibility, offer customers more locations and be able to devote more personnel to markets in which we compete. Competition from large, national competitors is likely to increase as we seek to attract additional customers and expand our markets geographically. Competition from large, national competitors will also increase if our industry continues to consolidate. As competition in our industry grows, there can be no assurance that we will have sufficient resources to compete effectively.

Our indebtedness results in significant debt service obligations and limitations.

We have incurred a substantial amount of acquisition-related debt and, as a result, we have significant debt service obligations. Substantially all of our real and personal property used in our business operations secures our obligations under our new senior credit facility. Our indebtedness may pose important consequences to investors, including the risks that:

•	we will use a substantial portion of our cash flow from operations to pay principal and interest on our debt, thereby reducing the funds available for acquisitions, working capital, capital expenditures and other general corporate purposes;

•	increases in our borrowings under our new senior credit facility will make it more difficult to satisfy our debt obligations;

•	our borrowings under our new senior credit facility bear interest at variable rates, which will create higher debt service requirements if market interest rates increase;

•	our degree of leverage limits our ability to withstand competitive pressure and reduces our flexibility in responding to changes in business and economic conditions; and

•	our degree of leverage may hinder our ability to adjust rapidly to changing market conditions and could make us more vulnerable to downturns in the economy or in our industry.

If we cannot generate sufficient cash flow from operations to meet our obligations, we may be forced to reduce or delay acquisitions and other capital expenditures, sell assets, restructure or refinance our debt, or seek additional equity capital. There can be no assurance that these remedies would be available or satisfactory. Our cash flow from operations will be affected by prevailing economic conditions and financial, business and other factors which may be beyond our control.

Our business depends on our vendor relationships and the availability of products.

The majority of our revenues come from the sale of office technology solutions equipment and from service and supply contracts for this equipment. As a result, our success depends on our access to reliable sources of equipment, parts and supplies at competitive prices. During the fiscal year ended March 31, 2005, we purchased approximately 20%, 18%, and 17% of our equipment, parts and supplies from Konica Minolta, Ricoh and its family of products, and Sharp, respectively. In addition, we also receive incentives from these and other key vendors related to volume rebates, cooperative advertising allowances and other programs and agreements. There is no guarantee that Konica Minolta, Ricoh and its family of products, Sharp, or any of our other vendors will continue to sell their products to us, or that they will do so at competitive prices. There is also no assurance that they will continue to offer us the vendor incentive programs we have received historically. Finally, other factors, including reduced access to capital resulting from economic conditions, may impair our vendors’ ability to provide products in a timely manner or at competitive prices.

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

As a result of our acquisition activity, we have recorded a substantial amount of goodwill on our consolidated balance sheet. Effective April 1, 2001, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment on a periodic basis. Impairment of goodwill could occur if the “carrying amount” (as that term is used in SFAS No. 142) of any of our core companies exceeds its fair value, determined in accordance with SFAS No. 142. Such an event could result from a large number of factors, many of which are not in our control. Any goodwill impairments identified would be treated as a noncash operating charge for the period during which the impairment is identified and would adversely affect our quarterly operating results. Quarterly fluctuations in our results of operations may lead to volatility in the market price of our common stock and, in future quarters, our results of operations could be below the expectations of the public market. If our results of operations are below the expectations of the public market, the market price of our common stock could be materially adversely affected.

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

In our fiscal year ended March 31, 2005, over 82% of our automated office equipment sales were financed for our customers by third-party leasing companies, such as GE. For fiscal year 2005, the GE program accounted for the majority of all of our automated office equipment lease financing arrangements. These lease financing arrangements permit our customers to lease equipment without having to purchase the equipment with cash. This, in turn, generates sales and service revenue for us. Our new amended and restated agreement entered into on January 21, 2004 with GE has a term of three and one half years, and there is no assurance that GE will renew the agreement on terms as favorable to us as those contained in our current agreement, or at all. If GE terminates or fails to renew our financing arrangements, we would need alternative sources of financing for our customers. There is no guarantee we could find an alternative source of financing for our customers. Our inability to provide such financing would likely adversely impact our business.

We are subject to government regulation.

We are subject to various federal, state and local laws affecting our business. Adverse changes in these laws could result in increased costs and adversely affect our financial results.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Global’s stockholders during the three months ended March 31, 2005.

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

The other information required by this item is set forth in the “quarterly financial data” section appearing in our 2005 Annual Report to Stockholders and is incorporated herein by reference. Portions of our 2005 Annual Report to Stockholders that are incorporated into this Form 10-K are filed as Exhibit 13.1 to this Form 10-K.

Item 6. Selected Financial Data

The presentation of selected financial data as of and for the five years ended March 31, 2005 is included in the “selected financial data” section appearing in our 2005 Annual Report to Stockholders and is incorporated by reference into this Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is set forth in the “management’s discussion and analysis of financial condition and results of operations” section appearing in our 2005 Annual Report to Stockholders, and is incorporated by reference into this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is set forth in the “management’s discussion and analysis of financial condition and results of operations “ section appearing in our 2005 Annual Report to Stockholders, and is incorporated by reference into this Form 10-K.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary financial information required by this item are set forth in our 2005 Annual Report to Stockholders and are incorporated by reference into this Form 10-K.

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

(b) Management’s Annual Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2005. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of March 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

The audited consolidated financial statements of the Company include the results of Imagine Technology Group, acquired on May 10, 2004; Kelley Office Systems, Inc., acquired on August 24, 2004; Image Manufacturing, Inc., acquired on September 24, 2004; Stewart Industries, acquired on November 12, 2004; Copy Systems, Inc., acquired on November 30, 2004; and W.I. McKendree Company, acquired on February 17, 2005 (collectively, the “Acquisitions”.) As permitted by the SEC’s June 23, 2004 implementation guidance to issuers relating to the SEC’s final rules on internal control over financial reporting, management’s assessment does not include an assessment of the internal control over financial reporting of the Acquisitions.

Imagine Technology Group (ITG) was included in the 2005 consolidated financial statements of the Company and represented $158.6 million of total assets (including $126.5 million of intangible assets) and $7.8 million of net assets as of March 31, 2005. ITG also represented $107.8 million of revenues and $7.8 million of net income for the year ended March 31, 2005. None of the other acquisitions is significant.

The Company’s independent registered public accountants have issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears below.

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Shareholders

Global Imaging Systems, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Global Imaging Systems, Inc. maintained effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Global Imaging Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Annual Report on Internal Control Over Financial Reporting, the audited consolidated financial statements of the Company include the results of Imagine Technology Group, acquired on May 10, 2004; Kelley Office Systems, Inc., acquired on August 24, 2004; Image Manufacturing, Inc., acquired on September 24, 2004; Stewart Industries, acquired on November 12, 2004; Copy Systems, Inc., acquired on November 30, 2004; and W.I. McKendree Company, acquired on February 17, 2005 (collectively, the “Acquisitions”.) As permitted by the SEC’s June 23, 2004 implementation guidance to issuers related to the SEC’s final rules on internal control over financial reporting, management’s assessment does not include an assessment of the internal control over financial reporting of the Acquisitions. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the Acquisitions.

Imagine Technology Group (ITG) was included in the 2005 consolidated financial statements of the Company and represented $158.6 million of total assets (including $126.5 million of intangible assets) and $7.8 million of net assets as of March 31, 2005. ITG also represented $107.8 million of revenues and $7.8 million of net income for the year ended March 31, 2005. None of the other acquisitions is significant.

In our opinion, management’s assessment that Global Imaging Systems, Inc. maintained effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Global Imaging Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of March 31, 2005 and March 31, 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three fiscal years in the period ended March 31, 2005 of Global Imaging Systems, Inc. and our report dated May 25, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Tampa, Florida

May 25, 2005

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information about our directors, nominees for director and executive officers and our Code of Conduct is contained in our Proxy Statement for the 2005 annual meeting of shareholders to be held on August 8, 2005 (“Proxy Statement”). This information is incorporated by reference.

Information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of our Proxy Statement.

Information regarding audit committee financial experts is incorporated by reference from the section entitled “Audit Committee” of our Proxy Statement.

Item 11. Executive Compensation

Information about compensation of our executive officers for the year ended March 31, 2005 is contained in our Proxy Statement under the caption “Executive Compensation.” This information is incorporated by reference.

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

Item 14. Principal Accounting Fees and Services

Information about our independent registered certified public accounting firm is contained in our Proxy Statement under the caption “Audit Committee Information.” This information is incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)

1.	Financial Statements

The consolidated financial statements as of March 31, 2005 and 2004 and for each of the three years in the period ended March 31, 2005, together with the report thereon of Ernst & Young LLP dated May 25, 2005 appearing in our 2005 Annual Report to Stockholders are incorporated by reference into Part II, Item 8 of this Form 10-K. With the exception of the information incorporated by reference in Part II, Items 5, 6, 7, 7A and 8 of this Form 10-K, our 2005 Annual Report to Stockholders is not to be deemed filed as part of this report.

Consolidated balance sheets as of March 31, 2005 and 2004

Consolidated statements of income for the years ended March 31, 2005, 2004 and 2003

Consolidated statements of cash flows for the years ended March 31, 2005, 2004 and 2003

Consolidated statements of stockholders’ equity and comprehensive income for the years ended March 31, 2005, 2004 and 2003

Notes to consolidated financial statements

Report of Independent Registered Certified Public Accounting Firm

2.	Financial Statement Schedules Required by Item 8

Included in this annual report is the following additional financial data, which should be read in conjunction with the consolidated financial statements in Global’s 2005 Annual Report to Stockholders:

Report of Independent Registered Certified Public Accounting Firm

Schedule II—Valuation and Qualifying Accounts for each of the three years in the period ended March 31, 2005

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
Thomas S. Johnson Chairman and Chief Executive Officer

Date: June 8, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of June 8, 2005.

Name	Title
/s/ Thomas S. Johnson Thomas S. Johnson	Chairman and Chief Executive Officer (Principal Executive Officer), Director

/s/ Raymond Schilling Raymond Schilling	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer); Director

/s/ Michael Shea Michael Shea	President and Chief Operating Officer, Director

/s/ Mark A. Harris Mark A. Harris	Director

/s/ Daniel T. Hendrix Daniel T. Hendrix	Director

/s/ R. Eric McCarthey R. Eric McCarthey	Director

/s/ Edward N. Patrone Edward N. Patrone	Director

/s/ M. Lazane Smith M. Lazane Smith	Director

/s/ Edward J. Smith Edward J. Smith	Director

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Global Imaging Systems, Inc.

We have audited the consolidated financial statements of Global Imaging Systems, Inc. as of March 31, 2005 and 2004, and for each of the three years in the period ended March 31, 2005, and have issued our report thereon dated May 25, 2005. Our audits also included the financial statement schedule listed in Item 15(a)(2) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Tampa, Florida

May 25, 2005

GLOBAL IMAGING SYSTEMS, INC.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

Allowance for doubtful accounts:

	Balance at the Beginning of the period	Additions		Deductions (2)	Balance at the End of the period
		Charged to Costs and Expenses	Charged to Other Accounts (1)
Year Ended:
March 31, 2003	$2,375,878	$1,195,559	$204,959	$1,105,485	$2,670,911
March 31, 2004	2,670,911	1,143,329	233,000	1,199,895	2,847,345
March 31, 2005	2,847,345	632,843	2,075,869	2,481,971	3,074,086

Reserve for excess and slow-moving inventory:

	Balance at the Beginning of the period	Additions		Deductions (3)	Balance at the End of the period
		Charged to Costs and Expenses	Charged to Other Accounts (1)
Year Ended:
March 31, 2003	$3,744,963	$1,607,190	$1,257,389	$1,901,089	$4,708,453
March 31, 2004	4,708,453	2,885,906	198,000	3,578,881	4,213,478
March 31, 2005	4,213,478	2,333,204	4,669,134	5,759,386	5,456,430

(1)	These amounts primarily represent reserve balances acquired in connection with business combinations.
(2)	Represents accounts written off during the year net of recoveries.
(3)	Represents the write-down of inventory to the lower of cost or market.

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Global Imaging Systems, Inc. (Incorporated by reference to Global’s Registration Statement on Form S-1, No. 333-48103, as filed with the SEC on May 8, 1998)

3.2	Amended and Restated Bylaws of Global Imaging Systems, Inc. (Incorporated by reference to Global’s Registration Statement on Form S-1, No. 333-48103, as filed with the SEC on May 8, 1998)

3.3	Amendment to Amended and Restated Bylaws of Global Imaging Systems, Inc. (Incorporated by reference to Global’s Registration Statement on Form S-3/A No. 333-107948, as filed with the SEC on October 7, 2003)

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Global Imaging Systems, Inc. (Incorporated by reference to Global’s Proxy Statement on DEF 14A, as filed with the SEC on July 19, 2004)

4.1	Specimen common stock certificate. (Incorporated by reference to Global’s Registration Statement on Form S-1, No. 333-48103, as filed with the SEC on May 8, 1998)

4.2	Indenture dated as of May 16, 2003 between Global, the subsidiary guarantors and the Bank of New York, as Trustee, relating to the 4% Convertible Senior Subordinated Notes due 2008. (Incorporated by reference to Global’s Annual Report on Form 10-K for the period ended March 31, 2003)

4.3	Form of Global Note. (Incorporated by reference to Global’s Annual Report on Form 10-K for the period ended March 31, 2003)

4.4	Form of Certificated Note. (Incorporated by reference to Global’s Annual Report on Form 10-K for the period ended March 31, 2003)

4.5	Second Amended and Restated Credit Agreement, dated as of June 25, 2003, by and among Global and certain of its subsidiaries, as Borrowers, the Lenders referred to therein and Wachovia Bank, National Association, as Administrative Agent, General Electric Capital Corporation, as Syndication Agent, and SunTrust Bank, as Documentation Agent. (Incorporated by reference to Global’s Annual Report on Form 10-K for the period ended March 31, 2003)

4.6	Amended and Restated Security Agreement, dated as of June 25, 2003, by and among Global and certain of its subsidiaries, as Grantors, and Wachovia Bank, National Association, as Administrative Agent, for the benefit of itself and the Lenders referred to therein. (Incorporated by reference to Global’s Annual Report on Form 10-K for the period ended March 31, 2003)

4.7	Amended and Restated Pledge Agreement, dated as of June 25, 2003, by and among Global and certain of its subsidiaries, as Pledgors, and Wachovia Bank, National Association, as Administrative Agent, for the benefit of itself and the Lenders referred to therein. (Incorporated by reference to Global’s Annual Report on Form 10-K for the period ended March 31, 2003)

4.8	First Amendment to Second Amended and Restated Credit Agreement, dated as of December 10, 2003. (Incorporated by reference to Global’s Quarterly Report on Form 10-Q for the period ended December 31, 2003)

4.9	Second Amendment to Credit Agreement, dated as of May 10, 2004, by and among Global and certain of its subsidiaries, as Borrowers, the Lenders referred to therein and Wachovia Bank, National Association, as Administrative Agent, General Electric Capital Corporation, as Syndication Agent, and SunTrust Bank, as Documentation Agent. (Incorporated by reference to Global’s Annual Report on Form 10-K for the period ended March 31, 2004)

4.10	Form of 4% Convertible Senior Subordinated Notes Due 2008. (Incorporated by reference to Global’s Registration Statement on Form S-3/A, No. 333-107948, as filed with the SEC on October 7, 2003)

4.11	Stock Purchase Agreement, dated April 5, 2004 by and among Global Imaging Systems, Inc., ITG Acquisition I Corporation, Imagine Technology Group, Inc. and Imagine Technology Group, LLC together with its members. (Incorporated by reference to Global’s Current Report on Form 8-K filed on May 13, 2004)

4.12	Third Amendment to Credit Agreement dated as of March 11, 2005. (Incorporated by reference to Global’s Current Report on Form 8-K filed on March 17, 2005)

10.1	Form of Indemnification Agreement between Global and its directors and executive officers. (Incorporated by reference to Global’s Registration Statement on Form S-1, No. 333-48103, as filed with the SEC on May 8, 1998)*

10.2	Director Non-Incentive Stock Option Agreement. (Incorporated by reference to Global’s Registration Statement on Form S-8, No. 333-80801, as filed with the SEC on June 16, 1999)*

10.3	Form of Non-Incentive Stock Option Agreement. (Incorporated by reference to Global’s Registration Statement on Form S-8, No. 333-74786, as filed with the SEC on December 7, 2001)

10.4	Amended and Restated 2001 Stock Option Plan. (Incorporated by reference to Global’s Annual Report on Form 10-K/A for the period ended March 31, 2002)

10.5	Thomas S. Johnson Restricted Stock Agreement dated June 27, 2002. (Incorporated by reference to Global’s Quarterly Report on Form 10-Q for the period ended June 30, 2002)*

10.6	Raymond Schilling Restricted Stock Agreement dated June 27, 2002. (Incorporated by reference to Global’s Quarterly Report on Form 10-Q for the period ended June 30, 2002)*

10.7	Peter W. Shoemaker Restricted Stock Agreement dated October 1, 2002. (Incorporated by reference to Global’s Quarterly Report on Form 10-Q for the period ended December 31, 2002)*

10.8	Senior Executive Agreement, dated as of February 1, 2003, by and between Global and Todd S. Johnson. (Incorporated by reference to Global’s Quarterly Report on Form 10-Q for the period ended June 30, 2003)*

10.9	Senior Executive Agreement, dated as of February 1, 2003, by and between Global and Alfred N. Vieira. (Incorporated by reference to Global’s Quarterly Report on Form 10-Q for the period ended June 30, 2003)*

10.10	Registration Rights Agreement, dated May 16, 2003, by and among Global, the subsidiary guarantors, Wachovia Securities, Inc., Raymond James & Associates, Inc., SunTrust Capital Markets, Inc. and Robert W. Baird & Co. Incorporated. (Incorporated by reference to Global’s Annual Report on Form 10-K for the period ended March 31, 2003)

10.11	Amended and Restated 1998 Stock Option and Incentive Plan. (Incorporated by reference to Global’s Registration Statement on Form S-8, No. 333-109540, as filed with the SEC on October 7, 2003)*

10.12	Senior Executive Agreement, dated as of July 1, 2003, by and between Global and Teresa N. Dunn. (Incorporated by reference to Global’s Annual Report on Form 10-K for the period ended March 31, 2004)*

10.13	Senior Executive Agreement, dated as of February 1, 2004, by and between Global and Dennis Houseman. (Incorporated by reference to Global’s Annual Report on Form 10-K for the period ended March 31, 2004)*

10.14	Senior Executive Agreement, dated as of February 17, 2004, by and between Global and Lawrence Paine. (Incorporated by reference to Global’s Annual Report on Form 10-K for the period ended March 31, 2004)*

10.15	Senior Executive Agreement, dated as of April 1, 2004, by and between Global and Thomas S. Johnson. (Incorporated by reference to Global’s Annual Report on Form 10-K for the period ended March 31, 2004)*

10.16	Senior Executive Agreement, dated as of April 1, 2004, by and between Global and Raymond Schilling. (Incorporated by reference to Global’s Annual Report on Form 10-K for the period ended March 31, 2004)*

10.17	Termination and Waiver of Registration Agreement, dated as of April 2, 2004, by and among Global and the stockholders identified therein. (Incorporated by reference to Global’s Annual Report on Form 10-K for the period ended March 31, 2004)

10.18	Senior Executive Agreement, dated as of May 1, 2004, by and between Global and Cecil A. McClary. (Incorporated by reference to Global’s Annual Report on Form 10-K for the period ended March 31, 2004)*

10.19	2004 Omnibus Long Term Incentive Plan. (Incorporated by reference to Global’s Proxy Statement on Form DEF 18A, as filed with the SEC on July 19, 2004)

10.20	Senior Executive Agreement, dated as of August 1, 2004, by and between Global and C. Michael Moore. (Incorporated by reference to Global’s Quarterly Report on Form 10-Q for the period ended September 30, 2004)*

10.21	Senior Executive Agreement, dated as of January 26, 2005, by and among Global and Michael E. Shea. (Incorporated by reference to Global’s Current Report on Form 8-K filed on January 28, 2005)*

10.22	Senior Executive Agreement, dated as of April 1, 2005, by and among Global and Peter S. Shoemaker. (Incorporated by reference to Global’s Current Report on Form 8-K filed on April 4, 2005)*

10.23	Senior Executive Agreement, dated as of April 1, 2005, by and among Global and Paul A. Schulman. (Incorporated by reference to Global’s Current Report on Form 8-K filed on April 4, 2005)*

10.24	Senior Executive Agreement, dated as of April 1, 2005, by and among Global and Daniel Robert Cooper. (Incorporated by reference to Global’s Current Report on Form 8-K filed on April 4, 2005)*

10.25	Form of Incentive Stock Option Agreement. (Incorporated by reference to Global’s Annual Report on Form 10-K for the period ended March 31, 2003)*

10.26	Form of Non-Incentive Stock Option Agreement. (Incorporated by reference to Global’s Annual Report on Form 10-K for the period ended March 31, 2003)*

10.27	Form of Director’s Non-Incentive Stock Option Agreement. (Incorporated by reference to Global’s Annual Report on Form 10-K for the period ended March 31, 2003)*

10.28	Form of Fiscal Year 2006 Director Election Form (Incorporated by reference to Global’s Current Report on Form 8-K filed on February 11, 2005)*

10.29	Compensation Policy Covering Independent Directors (Incorporated by reference to Global’s Current Report on Form 8-K filed on February 11, 2005)*

10.30	Senior Executive Agreement, dated as of May 26, 2005, by and among Global and Todd S. Johnson. (Incorporated by reference to Global’s Current Report on Form 8-K filed on June 1, 2005)*

13.1	Incorporated portions of Annual Report to Stockholders for the Year Ended March 31, 2005 +

14.1	Code of Business Conduct and Ethics. (Incorporated by reference to Global’s Annual Report on Form 10-K for the period ended March 31, 2004)

21.1	Subsidiaries of Global. +

23.1	Consent of Independent Registered Certified Public Accounting Firm. +

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

32.1	Written Statement of Chief Executive Officer furnished (not filed) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

32.2	Written Statement of Chief Financial Officer furnished (not filed) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

+	Filed herewith.
*	Management contract or compensatory plan, contract or arrangement.