Form 10-Q
period 2005-06-30
GLOBAL IMAGING SYSTEMS INC
filed 2005-08-05
CIK 1050167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

The registrant had 23,067,710 shares of common stock, $.01 par value, outstanding as of August 3, 2005.

PART I – FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

GLOBAL IMAGING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	June 30, 2005	March 31, 2005
ASSETS

Current assets:
Cash and cash equivalents	$—	$25,365
Accounts receivable, net of allowance for doubtful accounts ($2,666 and $3,074 at June 30, 2005 and March 31, 2005, respectively)	116,507	115,905
Inventories, net	101,419	93,376
Deferred income taxes	7,821	8,636
Prepaid expenses and other current assets	6,234	4,234

Total current assets	231,981	247,516
Rental equipment, net	16,813	16,475
Property and equipment, net	12,465	12,577
Other assets	2,491	2,734
Goodwill and other intangible assets, net	537,353	537,615

Total assets	$801,103	$816,917

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$51,923	$63,571
Accrued liabilities	10,015	10,328
Accrued compensation and benefits	15,319	23,898
Accrued interest	644	1,205
Current maturities of long-term debt	2,150	2,235
Deferred revenue	27,074	27,217
Income taxes payable	8,517	3,707

Total current liabilities	115,642	132,161
Deferred income taxes	34,889	34,466
Long-term debt, less current maturities	267,594	262,847

Total liabilities	418,125	429,474

Stockholders’ equity:
Preferred stock, $.01 par value: 20,000,000 shares authorized: no shares issued	—	—
Common stock, $.01 par value: 80,000,000 shares authorized: 23,668,727 and 23,521,827 shares issued and 23,055,370 and 23,521,827 shares outstanding at June 30, 2005 and March 31, 2005, respectively	236	235
Common stock held in treasury, at cost: 613,357 and 0 shares at June 30, 2005 and March 31, 2005, respectively	(19,930)	—
Additional paid-in capital	191,473	186,803
Retained earnings	215,311	200,669
Unearned stock-based compensation	(4,215)	(629)
Accumulated other comprehensive income	103	365

Total stockholders’ equity	382,978	387,443

Total liabilities and stockholders’ equity	$801,103	$816,917

See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended June 30,
	2005	2004
Revenues:
Equipment and supplies sales	$182,507	$157,871
Service and rentals	63,822	54,147

Total revenues	246,329	212,018
Costs and operating expenses:
Cost of equipment and supplies sales	115,725	100,632
Service and rental costs	33,349	27,289
Selling, general and administrative expenses	69,860	58,978
Intangible asset amortization	453	125

Total costs and operating expenses	219,387	187,024

Income from operations	26,942	24,994
Loss on early extinguishment of debt	—	1,655
Interest expense	3,326	2,556

Income before income taxes	23,616	20,783
Income taxes	8,974	7,918

Net income	$14,642	$12,865

Net income per common share:
Basic	$.63	$.57

Diluted	$.58	$.52

Weighted average number of shares outstanding:
Basic	23,257	22,419
Diluted	26,157	25,533

See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(IN THOUSANDS)

	Three Months Ended June 30,
	2005	2004
OPERATING ACTIVITIES:
Net income	$14,642	$12,865
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	3,911	3,624
Amortization	453	125
Amortization of financing fees	272	262
Tax benefit of stock option exercises and vested restricted stock	252	1,665
Non-cash portion of loss on early extinguishment of debt	—	1,655
Deferred income tax expense (benefit)	1,705	(168)
Unearned stock-based compensation expense	421	117
Changes in operating assets and liabilities, net of amounts acquired in purchase business combinations:
Accounts receivable	(475)	(3,858)
Inventories	(7,913)	(6,839)
Prepaid expenses and other current assets	(1,795)	(1,793)
Other assets	243	(600)
Accounts payable	(11,692)	(6,244)
Accrued liabilities, compensation and benefits and interest	(10,122)	(8,705)
Deferred revenue	(280)	(1,003)
Income taxes payable	4,810	4,339

Net cash used in operating activities	(5,568)	(4,558)
INVESTING ACTIVITIES:
Proceeds from related party notes receivable	—	400
Purchases of property, equipment and rental equipment, net of proceeds from disposals	(4,080)	(3,468)
Purchases of businesses, net of cash acquired	(875)	(104,389)

Net cash used in investing activities	(4,955)	(107,457)
FINANCING ACTIVITIES:
Net proceeds on revolving line of credit	5,291	—
Payments on other long-term debt	(629)	(540)
Proceeds from issuance of long-term debt	—	70,000
Financing fees paid	15	(1,347)
Purchases of treasury stock	(19,930)	—
Stock options exercised	411	2,624

Net cash (used in) provided by financing activities	(14,842)	70,737

Net decrease in cash and cash equivalents	(25,365)	(41,278)
Cash and cash equivalents, beginning of period	25,365	47,266

Cash and cash equivalents, end of period	$—	$5,988

Non-cash investing activities: Stock issued for business purchases	$—	$27,277

See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (Unaudited)

(IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

	Common Stock
	Number of Shares	Par Value	Held in Treasury, at Cost	Additional Paid-in Capital	Retained Earnings	Unearned Stock-based Compensation	Accumulated Other Comprehensive Income (Loss)	Total
Balances at March 31, 2005	23,521,827	$235	$—	$186,803	$200,669	$(629)	$365	$387,443

Comprehensive income:
Net income	—	—	—	—	14,642	—	—	14,642
Unrealized loss on derivative instruments	—	—	—	—	—	—	(262)	(262)

Total comprehensive income								14,380

Stock options exercised, including income tax benefit	29,900	—	—	584	—	—	—	584
Repurchases of common stock	(613,357)	—	(19,930)	—	—	—	—	(19,930)
Common stock issued under restricted stock plan, including income tax benefit	117,000	1	—	4,086	—	(4,007)	—	80
Amortization of unearned stock-based compensation	—	—	—	—	—	421	—	421

Balances at June 30, 2005	23,055,370	$236	$(19,930)	$191,473	$215,311	$(4,215)	$103	$382,978

See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included herein. The results of operations for the three-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2006.

The condensed consolidated balance sheet at March 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Global Imaging Systems, Inc.’s Annual Report on Form 10-K for the year ended March 31, 2005.

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2. STOCK OPTION PLANS

In 1998, the Board of Directors adopted a stock option plan under which, as amended to date, 3,320,000 shares of our common stock may be issued pursuant to stock options granted or sold as restricted stock to directors, officers, and employees of and consultants to Global Imaging Systems, Inc. (“Global” or the “Company”). As of June 30, 2005, options to purchase 1,942,671 shares of our common stock were outstanding under the 1998 stock option plan, and 1,246,174 shares of our common stock have been issued under the 1998 plan upon the exercise of stock options granted under the plan. There were 28,655 shares of our common stock available to be issued under the 1998 plan as of June 30, 2005. Additionally, we have issued 102,500 shares of restricted stock under the 1998 plan, and we did not issue any restricted shares during the three months ended June 30, 2005. During the three months ended June 30, 2005, no options were granted under the 1998 stock option plan.

On January 25, 2001, the Board of Directors adopted the Global Imaging Systems, Inc. 2001 Stock Option Plan under which we may grant options to purchase up to 300,000 shares of our common stock to employees of and service providers to Global, except for our executive officers and directors. Stock options granted under the 2001 stock option plan have the same terms as those granted under the 1998 plan. As of June 30, 2005, options to purchase 148,535 shares were outstanding under the 2001 stock option plan, and 139,065 shares of our common stock have been issued under the 2001 plan upon the exercise of stock options granted under the plan. There were 12,400 shares of our common stock available to be issued under the 2001 stock option plan as of June 30, 2005. During the three months ended June 30, 2005, 23,000 options were granted under the 2001 stock option plan with an exercise price of $31.55, the market value at date of grant.

On August 16, 2004, our shareholders approved the Global Imaging Systems, Inc. 2004 Omnibus Long Term Incentive Plan (the “2004 Plan”) under which we may grant options to purchase up to 600,000 shares of our common stock to directors, officers, and employees of Global. As of June 30, 2005, options to purchase 482,250 shares were outstanding under the 2004 Plan, and no shares of our common stock have been issued under the 2004 Plan upon the exercise of stock options granted under the plan. There were 750 shares of our common stock available to be issued under the 2004 Plan as of June 30, 2005. During the three months ended June 30, 2005, 452,250 options were granted under the 2004 Plan with exercise prices ranging from $31.55 to $35.46 per share, the market values at dates of grant. Additionally, during the three months ended June 30, 2005, 117,000 shares of restricted stock were issued at $.01 per share under the 2004 Plan.

In addition to options outstanding under our stock option plans, 10,000 shares of our common stock are issuable upon the exercise of an option granted outside of our 1998, 2001 and 2004 stock option plans. This option is exercisable at a price of $12.00 per share and may be exercised until July 31, 2008.

We have adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123. SFAS No. 148 allows for continued use of recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for grants to directors, officers and employees under plans. We apply the intrinsic value recognition and measurement principles of APB Opinion No. 25 and related interpretations in accounting for those grants. No stock-based employee compensation expense related to our stock option grants is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions to stock-based employee compensation. Such disclosure is not necessarily indicative of the fair value of stock options that could be granted by us in future fiscal years or of the value of all options currently outstanding.

	For Three Months Ended June 30,
	2005	2004
Net income, as reported	$14,642	$12,865
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,045)	(935)

Pro forma net income	$13,597	$11,930

Earnings per share:
Basic – as reported	$.63	$.57

Basic – pro forma	$.58	$.53

Diluted – as reported	$.58	$.52

Diluted – pro forma	$.54	$.48

NOTE 3. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution from the exercise of stock options and restricted stock, as well as the conversion of convertible notes into common stock.

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations (shares in thousands):

	For Three Months Ended June 30,
	2005	2004
Numerator:
Numerator for basic earnings per share	$14,642	$12,865
Effect of dilutive securities:
4% convertible notes	443	443

Numerator for diluted earnings per share	$15,085	$13,308

Denominator:
Denominator for basic earnings per share	23,257	22,419
Effect of dilutive securities:
4% convertible notes	2,407	2,407
Employee stock options and restricted stock	493	707

Denominator for diluted earnings per share	26,157	25,533

NOTE 4. ACQUISITIONS

During the three months ended June 30, 2005, we acquired one business that provides office-imaging solutions and related services. Aggregate consideration, net of cash acquired, for this acquisition was approximately $811, consisting of cash and acquisition related expenses. Liabilities assumed in connection with this acquisition totaled approximately $208. Fair value of total assets acquired in the acquisition consisted of approximately $315 of tangible assets, net of cash acquired, and approximately $704 of intangible assets.

Effective May 1, 2004, we acquired all the issued and outstanding stock of Imagine Technology Group, Inc. (“ITG”) pursuant to a Stock Purchase Agreement dated April 5, 2004, by and among Global, ITG Acquisition I Corporation, ITG and Imagine Technology Group, LLC and its members.

As consideration for the ITG stock, we paid ITG’s shareholder and its creditors approximately $104,000 in cash, plus 813,464 shares of Global’s common stock, par value $.01 per share, that were previously held in treasury (valued at $27,277, based on the fair value of the stock on the date of issuance). The common stock issued to ITG’s shareholder was registered for resale with the Securities and Exchange Commission using a registration statement on Form S-3.

All acquisitions have been accounted for using the purchase method of accounting and, accordingly, are included in our results of operations from the effective date of acquisition.

The unaudited pro forma results presented below include the effects of the acquisitions as if they had been consummated at the beginning of the year prior to acquistion. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated at the beginning of the year prior to acquisition.

	Unaudited Pro Forma Three Months Ended June 30,
	2005	2004
Revenues	$246,471	$235,593
Net income	$14,652	$13,579

Net income per common share:
Basic	$.63	$.60
Diluted	$.58	$.54

NOTE 5. COMPREHENSIVE INCOME

The following table presents a reconciliation of comprehensive income, comprised of net income and the unrealized gain (loss) on cash flow hedges.

	For Three Months Ended June 30,
	2005	2004
Net income	$14,642	$12,865
Unrealized gain (loss) on cash flow hedges, net of tax	(262)	199

Total comprehensive income	$14,380	$13,064

NOTE 6. DERIVATIVES

We enter into swap and interest rate cap agreements to hedge the fluctuations in variable interest rates and do not use derivative instruments for speculative purposes.

In November 2002, we entered into a three-year interest rate swap agreement which we accounted for as a cash flow hedge. This agreement effectively converted $20,000 of our variable-rate debt to fixed-rate debt and reduced our exposure to changes in interest rates. Under this swap agreement, we received an average variable rate of 3.04% and paid an average fixed rate of 2.74% for the period from April 1, 2005 to June 30, 2005.

In December 2004, we entered into two one-year forward swap agreements which we accounted for as cash flow hedges. The agreements effectively convert $40,000 of our variable rate debt to fixed-rate debt, reducing the exposure to changes in interest rates. Under the first swap agreement, we will pay a LIBOR fixed rate of 3.8% and under the second swap agreement, we will pay a LIBOR fixed rate of 3.9%. Both agreements are effective for a period of two years, beginning December 2005.

In May 2005, we entered into a forward swap agreement which we accounted for as a cash flow hedge. The agreement effectively converts $30,000 of our variable-rate debt to fixed-rate debt, reducing our exposure to changes in interest rates. Under the agreement, we will pay a LIBOR fixed rate of 4.0%. The agreement is effective for a period of two years, beginning September 2005.

We have recognized, net of tax, a loss of approximately $262 and a gain of approximately $199 for the three month period ended June 30, 2005 and 2004, respectively, related to our interest rate swap agreements. These amounts have been recorded in comprehensive income.

In September 2003, we entered into three two-year interest rate cap agreements in notional amounts of $20,000 each. These three cap agreements will expire in September 2005. In July 2004, we entered into a two-year interest rate cap agreement in the notional amount of $25,000. In May 2005, we also entered into a two-year forward interest rate cap agreement in the notional amount of $30,000, effective September 2005 (collectively, the Caps). These Caps are not designated as hedging instruments and as such are recorded on the consolidated balance sheet at their estimated fair value, with changes in the fair value being recorded in the consolidated statement of income as interest expense during the period of change. The change in the Caps’ fair value resulted in additional interest expense of $74 and additional interest income of $19, before tax, for the three month period ended June 30, 2005 and June 30, 2004, respectively. The September 2003 and July 2004 caps limit our interest rate risk exposure for the related notional amounts to a 4.0% LIBOR rate plus the applicable margin. The September 2005 cap limits our interest rate risk exposure for the related notional amount to a 5.5% LIBOR rate plus the applicable margin. No payments have been received under the Caps.

NOTE 7. STOCK REPURCHASE PROGRAM

On May 17, 2005, our Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $20,000 of Global common stock. During the three months ended June 30, 2005, we repurchased a total of 613,357 shares of common stock for an aggregate purchase price of $19,930.

NOTE 8. RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123(R)”). Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) is effective for annual years beginning after June 15, 2005. We are in the process of evaluating the use of certain option-pricing models, as well as the assumptions to be used in such models. We expect to adopt the revised statement in our first quarter of fiscal year 2007, which begins on April 1, 2006.

As permitted by Statement 123, the company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 2. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized for such excess tax deductions was $173 and $1,665 for the three months ended June 30, 2005 and 2004, respectively.

In May 2005, the Financial Accounting Standards Board issued Statement No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. The statement requires a voluntary change in accounting principle to be applied retrospectively to all prior period financial statements so that those financial statements are presented as if the current accounting principle had always been applied. APB 20 previously required most voluntary changes in accounting principle to be recognized by including in net income of the period of change the cumulative effect of changing to the new accounting principle. In addition, SFAS 154 carries forward without change the guidance contained in APB 20 for reporting a correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 is effective for accounting changes and correction of errors made after January 1, 2006, with early adoption permitted.

NOTE 9. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

We have issued $57,500 of 4% convertible senior subordinated notes that are fully and unconditionally guaranteed on a joint and several basis by all our existing subsidiaries (the Guarantors), each of which we wholly own, directly or indirectly. We are a holding company and all of our operations are conducted by the Guarantors; we have no significant operations or assets separate from our investment in our subsidiaries.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and related notes included elsewhere in this Report on Form 10-Q and our Annual Report on Form 10-K for the year ended March 31, 2005. The discussion in this section contains forward-looking statements, including statements relating to the pace of our future acquisitions and overall growth, the benefits that will be realized by businesses we have acquired or may acquire, our future product and service offerings, pace of borrowings and future cash flows. These forward-looking statements are based largely on management’s current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to risks, uncertainties and assumptions, which could cause our actual results to differ materially from the results suggested by these forward-looking statements. Some factors that may cause our results to differ materially from these statements are:

•	the departure of one or more of our senior executives or a substantial number of our core company presidents could disrupt our operations, divert the attention of our management, or otherwise adversely affect our revenues;

•	the highly competitive nature of the markets we serve may result in changes in our competitive climate, which could require us to lower prices and therefore would reduce our revenues, as well as, lower gross margins;

•	our significant debt service obligations may exacerbate the effect on our cash flow if downturns in economic and business conditions hinder our ability to adjust to rapidly changing market conditions;

•	covenants in our new senior credit facility impose operating and financial restrictions that limit our discretion on some business matters, which may affect our future financing plans or our ability to enter into certain types of strategic transactions;

•	our dependence on our vendor relationships, the availability of products and our lease financing partners;

•	some or all of our substantial amount of goodwill may become impaired, which would adversely affect our operating results;

•	fewer than expected acquisition opportunities could slow our growth;

•	recognition of unanticipated costs and delays associated with ongoing integration efforts;

•	increases in borrowing rates and costs which could limit our acquisitions, cause us to reduce our pace of acquisitions or growth, or accelerate the time in which we need to obtain new financing;

•	technological developments that may reduce demand for the products and services we sell or result in us facing increased competition to sell those products and services; and

•	our ability to continue to comply with the provisions of the Sarbanes-Oxley Act of 2002.

Information regarding many of these factors and other factors that may cause our actual results to differ materially from those contained in the forward-looking statements is presented in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended March 31, 2005. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are one of the leading providers of office technology solutions to middle-market businesses in the United States, selling and providing contract services for automated office equipment, including copiers, facsimile machines and printers, network integration solutions and electronic presentation systems. We believe that the markets for our products and services are converging as technology advancements and innovation produce increases in automated office equipment functionality and networking capabilities. Incorporating products from Konica Minolta, the Ricoh family of products, Sharp, Canon, Toshiba, Hewlett-Packard, IBM, Microsoft, NEC, Hitachi, InFocus and other leading companies, we offer solutions for our customers from a network of more than 180 locations in 30 states and the District of Columbia. The contractual nature of our service and supply business, tailored lease financing programs, high level of repeat equipment purchases and our emphasis on superior customer service generate stable and recurring revenue streams. Since our founding in June 1994, we have acquired more than 70 businesses, all within the United States, which we have organized as a network of 18 core companies with corresponding satellite businesses. We believe the businesses we have acquired and the businesses we acquire in the future will benefit from our various programs and operating strategies. These benefits include increased operating efficiencies, the support of experienced and professional senior management, expansion of the types of office imaging products and services offered, increased access to capital and enhanced financial management.

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

Our gross profit as a percentage of revenues varies from period to period depending on a number of variables including the mix of revenues from equipment, supplies, service and rentals; the mix of revenues among the markets we serve; and the mix of revenues of the businesses we acquire. As we acquire businesses, the percentage of our revenues that come from sales of equipment and supplies, as opposed to service and rentals, fluctuates depending on whether the businesses acquired are primarily automated office equipment dealers or are network integrators or electronic presentation systems dealers. Automated office equipment dealers typically derive a higher percentage of their revenues from service and rentals and a lower percentage from sales of equipment and supplies than do network integrators or electronic presentation systems dealers. Generally, sales of equipment and supplies have lower gross profit margins than revenues from service and rentals. In addition, equipment sales in the automated office equipment market generally have higher gross profit margins than equipment sales in the network integration or electronic presentation systems markets. To the extent these markets grow faster than the automated office equipment market, over time a larger percentage of our revenues and gross profits may be derived from sales that have lower gross profit margins than our current gross profit margins.

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

Inventories

Inventories are valued at the lower of cost or market value. For equipment, cost equals either the average cost of inventory or, in the case of some specifically identified equipment inventory, the actual cost of that equipment inventory. For parts and supplies, cost equals the average cost of inventory. We evaluate the need for adjustments to our reserve for excess and slow-moving inventory at least quarterly. We write-down our inventories for estimated obsolescence by an amount equal to the difference between the cost of the inventories and their estimated market values based upon an aging analysis of the inventories on hand, specifically known inventory-related risks and assumptions about future demand and market conditions. These write-downs are reflected in our cost of sales. If actual market conditions are less favorable than those projected by management, additional write-downs may be required which would reduce net income.

Vendor Incentives

We receive incentives from some of our vendors related to volume rebates, cooperative advertising allowances and other programs or agreements. These incentive programs are generally for quarterly periods and historically have not varied significantly from quarter to quarter. There are also certain annual volume rebate programs offered by some of our vendors. We do not record any volume rebate until it is probable that it will be earned and the amount can be reasonably estimated. We record unrestricted volume rebates received as a reduction of inventories and recognize the incentives as a reduction to cost of sales when the related inventories are sold. Cooperative advertising allowances are generally required by the vendor to be used by us exclusively for advertising or other marketing programs. These restricted cooperative advertising allowances are recognized as a reduction to selling, general and administrative expenses as the related marketing expenses are incurred. Amounts received or receivable from vendors that are not yet earned are deferred in the consolidated balance sheets. In addition, we receive early payment discounts from certain vendors. We record early payment discounts received as a reduction of inventories and recognize the discount as a reduction to cost of sales when the related inventories are sold.

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

RESULTS OF OPERATIONS

The following table sets forth our total revenues, revenues by type and our estimated internal growth rates for all revenues during the periods indicated. We calculate the internal growth rate for each period by comparing total revenues earned by businesses that were part of our company during the entire subject period to the total revenues earned by those same businesses during the corresponding period in the prior year. The growth rates provided are our best estimates of changes in total revenues that are not the result of business acquisitions during a particular period.

	Three Months Ended June 30,
	2005	2004
Revenues:
Equipment revenues	$145,455	$128,290
Supplies revenues	37,052	29,581

Equipment and supplies revenues	182,507	157,871

Service revenues	59,952	50,418
Rental revenues	3,870	3,729

Service and rental revenues	63,822	54,147

Total revenues	$246,329	$212,018

Estimated internal growth rates for revenues	5.5%	2.9%

The following table sets forth our gross profit by revenue type and gross profit by revenue type as a percentage of revenue during the periods indicated:

	Three Months Ended June 30,
	2005	2004
Gross profit by revenue type:
Equipment	$49,697	$42,958
Supplies	17,085	14,281
Service	29,173	25,478
Rental	1,300	1,380

Total gross profit	$97,255	$84,097

Gross profit by revenue type as a percentage of revenue:
Equipment	34.2%	33.5%
Supplies	46.1%	48.3%
Service	48.7%	50.5%
Rental	33.6%	37.0%

Total gross profit as a percentage of revenue	39.5%	39.7%

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

Revenues

Total revenues for the three months ended June 30, 2005 were $246,329, which represents an increase of 16.2% over the same period in fiscal year 2005. The majority of the revenue growth was attributable to revenues from six businesses acquired in fiscal year 2005 that were not a part of our business for the full quarter last year. The balance of the increase in revenues was due to growth from our existing companies. Our estimated combined internal growth rate for the three months ended June 30, 2005 was 5.5%.

Equipment and supplies revenues for the three months ended June 30, 2005 were $182,507, which represents an increase of 15.6% over the same period in fiscal year 2005. Equipment revenues increased 13.4% and supplies revenues increased 25.3%, with the majority of the revenue growth due to the businesses acquired during fiscal year 2005. One of the acquired businesses includes a wholesale division which generally has higher supplies revenues as a percentage of its total revenues.

Service and rental revenues for the three months ended June 30, 2005 were $63,822, which represents an increase of 17.9% over the same period in fiscal year 2005. Service revenues increased 18.9% and rental revenues increased 3.8%, with the majority of the revenue growth due to the businesses acquired during fiscal year 2005.

Gross Profit

Gross profit of $97,255 for the three months ended June 30, 2005 reflected a 15.6% increase over the same period in fiscal year 2005. This gross profit increase is primarily due to the acquisition of automated office equipment dealers during fiscal year 2005. In addition, gross profit increased due to internal growth of automated office equipment revenues, which historically have had higher gross profit margins than network integration solutions revenues and electronic presentation systems revenues.

The gross profit margin for equipment revenues for the three months ended June 30, 2005 increased 0.7 percentage points from the same period one year ago. This is primarily due to a higher percentage of revenues from the automated office equipment business which has higher gross profit margins than the network integration and electronic presentation businesses.

Supplies gross profit margin for the three months ended June 30, 2005 decreased 2.2 percentage points as compared to the same period one year ago, which is primarily due to lower supplies gross profit margins of businesses acquired during fiscal year 2005. One of the acquired businesses includes a wholesale division which generally has lower gross profit margins.

Service gross profit margin for the three months ended June 30, 2005 decreased 1.8 percentage points from the same period one year ago, which is primarily due to a decrease in network integration solutions and electronic presentation systems service gross profit margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A expenses, increased 18.5% to $69,860 for the three months ended June 30, 2005. This amount was 28.4% of total revenues compared to 27.8% of total revenues for the three months ended June 30, 2004. The overall increase in SG&A expenses was primarily due to the acquisition of six businesses during fiscal year 2005 that were not a part of our business for the full quarter last year. In addition, health care costs for the three months ended June 30, 2005 increased more than $750 over the same period a year ago, excluding the effects of acquisitions.

Intangible Asset Amortization

Intangible asset amortization was $453 for the three months ended June 30, 2005 compared to $125 for the same period in fiscal year 2005. This amortization relates to non-compete agreements and customer relationships. The increase is principally due to amortization of amounts allocated to customer relationships resulting from fiscal year 2005 acquisitions.

Income From Operations

Income from operations was $26,942, or 10.9% of total revenues, for the three months ended June 30, 2005 compared to $24,994, or 11.8% of total revenues, for the same period in fiscal year 2005. Income from operations was primarily impacted by the increase in selling, general and administrative expenses as discussed above.

Loss on Early Extinguishment of Debt

During the three months ended June 30, 2004, we incurred a loss on early extinguishment of debt in the amount of $1,655 related to the amendment of our prior credit facility.

Interest Expense

Interest expense increased 30.1% to $3,326 for the three months ended June 30, 2005 compared to $2,556 for the same period in fiscal year 2005. The increase in interest expense is due to an increase in our overall average borrowings resulting from the May 2004 acquisition of ITG and higher interest rates. Interest expense includes the amortization of financing fees incurred in connection with our senior credit facilities and the 4% convertible senior subordinated notes due 2008.

Income Taxes

The provision for income taxes was $8,974 for the three months ended June 30, 2005 compared to $7,918 for the same period in fiscal year 2005. The effective income tax rate was 38.0% for the three months ended June 30, 2005 and 38.1% for the same period in fiscal year 2005.

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

On May 10, 2004, in conjunction with our purchase of ITG, we entered into the second amendment of our senior credit facility. We refer to the second amendment of our senior credit facility as our new senior credit facility. Our new senior credit facility is with a group of banks and financial institutions, with Wachovia Bank, National Association serving as administrative agent. Our new senior credit facility is comprised of a $70,000 five-year revolving credit line and a $208,950 six-year term loan. The revolving credit line of the new senior credit facility bears interest at rates ranging from 1.50% to 2.00% over LIBOR or from .50% to 1.00% over a base rate related to the prime rate, and varies according to our ratio of total funded debt to earnings before interest, taxes, depreciation and amortization. The term loan bears interest at a rate of 1.50% over LIBOR or .25% over a base rate related to the prime rate. The new senior credit facility provides for an unused commitment fee payable to the lenders and certain other fees payable by us and our material subsidiaries. The annual commitment fee rate is .50% of the unused balance. Amounts borrowed under the new senior credit facility may be used to fund working capital and general corporate purposes, including acquisitions, subject to the lenders’ approval in the case of acquisitions with a cash purchase price of over $50,000 or an aggregate purchase price (cash, stock or other consideration) of over $75,000. The terms of the new senior credit facility require compliance with numerous affirmative, negative, and financial covenants. In addition, we are prohibited from paying cash dividends under the terms of our new senior credit facility. Amounts borrowed under the revolving credit line of the new senior credit facility may be repaid and borrowed over the life of the new senior credit facility, with a final maturity date of May 10, 2009. As of June 30, 2005, we had $64,209 of additional borrowing availability under the revolving credit portion of our new senior credit facility. This amount has been reduced by $500 to reflect the aggregate amount of an outstanding standby letter of credit issued under the new senior credit facility to support our obligations incurred in the ordinary course of business. As of June 30, 2005, no amounts had been paid under this letter of credit.

Net cash used in operating activities totaled $5,568 for the three months ended June 30, 2005 as compared to $4,558 in the prior year period. Net cash used in investing activities of $4,955 during the three months ended June 30, 2005 was primarily for purchases of property, equipment and rental equipment, as well as one acquisition. Net cash used in financing activities of $14,842 during the three months ended June 30, 2005 was primarily for the purchase of common stock pursuant to the Company’s stock repurchase program.

We believe that cash flows from future operations, together with funds available under our new senior credit facility, will be sufficient to fund our operational needs and acquisition growth strategy for at least the next twelve months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk is primarily limited to fluctuations in interest rates as it pertains to our borrowings under our new senior credit facility. There have been no material changes, other than those described below, to the information in the Item 7A disclosure made in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

In May 2005, we entered into a forward swap agreement which we accounted for as a cash flow hedge. The agreement effectively converts $30,000 of our variable-rate debt to fixed-rate debt, reducing our exposure to changes in interest rates. Under the agreement, we will pay a LIBOR fixed rate of 4.0%. The agreement is effective for a period of two years, beginning September 2005.

In May 2005, we also entered into a two-year forward interest rate cap agreement in the notional amount of $30,000, effective September 2005. The cap limits our interest rate risk exposure for the related notional amounts to a 5.5% LIBOR rate plus the applicable margin.

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

Global Imaging Systems, Inc.
(Registrant)

August 5, 2005	/s/ Raymond Schilling
Date	Raymond Schilling
On behalf of Global Imaging Systems and as Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

(Pursuant to Item 601 of Regulation S-K)

Number	Exhibit
3i.1	Amended and Restated Certificate of Incorporation of Global Imaging Systems, Inc. (1)

3i.2	Certificate of Amendment of Certificate of Incorporation of Global Imaging Systems, Inc. (3)

3ii.1	Amended and Restated Bylaws of Global Imaging Systems, Inc. (1)

3ii.2	Amendment to Amended and Restated Bylaws of Global Imaging Systems, Inc. (2)

4.1	Form of 4% Convertible Senior Subordinated Notes Due 2008. (2)

10.1	Senior Executive Agreement, dated as of May 26, 2005, by and among Global and Todd S. Johnson* (4)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement of Chief Executive Officer and Chief Financial Officer furnished (not filed) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management or compensatory contract.
(1)	Incorporated by reference to Global’s Registration Statement on Form S-1, No. 333-48103, as filed with the SEC on May 8, 1998.
(2)	Incorporated by reference to Global’s Registration Statement on Form S-3/A, No. 333-107948, as filed with the SEC on October 7, 2003.
(3)	Incorporated by reference to Global’s Proxy Statement on Form DEF 14A, as filed with the SEC on July 19, 2004.
(4)	Incorporated by reference to Exhibit 10 to Global’s Current Report on Form 8-K, as filed with the SEC on June 1, 2005.