Form 10-Q
period 2005-09-30
GLOBAL IMAGING SYSTEMS INC
filed 2005-11-04
CIK 1050167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    Yes  ☐    No  ☒

The registrant had 23,262,179 shares of common stock, $.01 par value, outstanding as of November 2, 2005.

PART I – FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

GLOBAL IMAGING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	September 30, 2005	March 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$12,116	$25,365
Accounts receivable, net of allowance for doubtful accounts ($2,617 and $3,074 at September 30, 2005 and March 31, 2005, respectively)	121,219	115,905
Inventories, net	96,602	93,376
Deferred income taxes	7,919	8,636
Prepaid expenses and other current assets	6,201	4,234

Total current assets	244,057	247,516
Rental equipment, net	16,620	16,475
Property and equipment, net	15,633	12,577
Other assets	2,072	2,734
Goodwill and other intangible assets, net	545,084	537,615

Total assets	$823,466	$816,917

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,639	$63,571
Accrued liabilities	11,135	10,328
Accrued compensation and benefits	16,962	23,898
Accrued interest	1,317	1,205
Current maturities of long-term debt	2,168	2,235
Deferred revenue	28,205	27,217
Income taxes payable	10,790	3,707

Total current liabilities	121,216	132,161
Deferred income taxes	37,011	34,466
Long-term debt, less current maturities	261,766	262,847
Other long-term liabilities	976	—

Total liabilities	420,969	429,474
Stockholders’ equity:
Preferred stock, $.01 par value: 20,000,000 shares authorized: no shares issued	—	—
Common stock, $.01 par value: 80,000,000 shares authorized: 23,793,277 and 23,521,827 shares issued and 23,204,439 and 23,521,827 shares outstanding at September 30, 2005 and March 31, 2005, respectively	238	235
Common stock held in treasury, at cost: 588,838 and 0 shares at September 30, 2005 and March 31, 2005, respectively	(19,133)	—
Additional paid-in capital	194,115	186,803
Retained earnings	230,587	200,669
Unearned stock-based compensation	(3,795)	(629)
Accumulated other comprehensive income	485	365

Total stockholders’ equity	402,497	387,443

Total liabilities and stockholders’ equity	$823,466	$816,917

See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended September 30,
	2005	2004
Revenues:
Equipment and supplies sales	$194,993	$177,539
Service and rentals	63,818	55,979

Total revenues	258,811	233,518
Costs and operating expenses:
Cost of equipment and supplies sales	126,036	113,201
Service and rental costs	33,076	29,381
Selling, general and administrative expenses	71,099	63,748
Intangible asset amortization	436	626

Total costs and operating expenses	230,647	206,956

Income from operations	28,164	26,562
Interest expense	3,445	2,938

Income before income taxes	24,719	23,624
Income taxes	9,443	9,001

Net income	$15,276	$14,623

Net income per common share:
Basic	$.67	$.64

Diluted	$.61	$.58

Weighted average number of shares outstanding:
Basic	22,905	22,962
Diluted	25,787	25,911

See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Six Months Ended September 30,
	2005	2004
Revenues:
Equipment and supplies sales	$377,500	$335,410
Service and rentals	127,640	110,126

Total revenues	505,140	445,536
Costs and operating expenses:
Cost of equipment and supplies sales	241,761	213,833
Service and rental costs	66,425	56,670
Selling, general and administrative expenses	140,959	122,726
Intangible asset amortization	889	751

Total costs and operating expenses	450,034	393,980

Income from operations	55,106	51,556
Loss on early extinguishment of debt	—	1,655
Interest expense	6,771	5,494

Income before income taxes	48,335	44,407
Income taxes	18,417	16,919

Net income	$29,918	$27,488

Net income per common share:
Basic	$1.30	$1.21

Diluted	$1.19	$1.10

Weighted average number of shares outstanding:
Basic	23,080	22,692
Diluted	25,972	25,724

See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(IN THOUSANDS)

	Six Months Ended September 30,
	2005	2004
OPERATING ACTIVITIES:
Net income	$29,918	$27,488
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,091	7,438
Amortization	889	751
Amortization of financing fees	545	512
Tax benefit of stock option exercises and vested restricted stock	1,159	2,280
Loss on early extinguishment of debt	—	1,655
Deferred income tax expense	3,671	1,468
Unearned stock-based compensation expense	841	235
Changes in operating assets and liabilities, net of amounts acquired in purchase business combinations:
Accounts receivable	(4,437)	(6,922)
Inventories	(2,581)	(8,056)
Prepaid expenses and other current assets	(1,051)	(1,709)
Other assets	669	(784)
Accounts payable	(13,070)	(5,723)
Accrued liabilities, compensation and benefits and interest	(7,119)	(3,049)
Deferred revenue	201	(345)
Income taxes payable	7,083	6,815
Other long-term liabilities	976	—

Net cash provided by operating activities	25,785	22,054
INVESTING ACTIVITIES:
Proceeds from related party notes receivable	—	400
Purchases of property, equipment and rental equipment, net of proceeds from disposals	(11,118)	(8,033)
Purchases of businesses, net of cash acquired	(8,864)	(109,035)

Net cash used in investing activities	(19,982)	(116,668)
FINANCING ACTIVITIES:
Payments on long-term debt	(1,148)	(559)
Proceeds from issuance of long-term debt	—	70,000
Financing fees paid	—	(1,367)
Purchases of treasury stock	(20,000)	—
Stock options exercised	2,096	3,896

Net cash (used in) provided by financing activities	(19,052)	71,970

Net decrease in cash and cash equivalents	(13,249)	(22,644)
Cash and cash equivalents, beginning of period	25,365	47,266

Cash and cash equivalents, end of period	$12,116	$24,622

Non-cash investing activities:
Stock issued for business purchases	$920	$27,277

See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (Unaudited)

(IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

	Common Stock
	Number of Shares	Par Value	Held in Treasury, at Cost	Additional Paid-in Capital	Retained Earnings	Unearned Stock-based Compensation	Accumulated Other Comprehensive Income	Total
Balances at March 31, 2005	23,521,827	$235	$—	$186,803	$200,669	$(629)	$365	$387,443

Comprehensive income:
Net income	—	—	—	—	29,918	—	—	29,918
Unrealized gain on derivative instruments	—	—	—	—	—	—	120	120

Total comprehensive income								30,038
Stock options exercised, including income tax benefit	154,450	2	—	3,173	—	—	—	3,175
Repurchases of common stock	(615,528)	—	(20,000)	—	—	—	—	(20,000)
Treasury stock issued in conjunction with acquisitions	26,690	—	867	53	—	—	—	920
Common stock issued under restricted stock plan, including income tax benefit	117,000	1	—	4,086	—	(4,007)	—	80
Amortization of unearned stock-based compensation	—	—	—	—	—	841	—	841

Balances at September 30, 2005	23,204,439	$238	$(19,133)	$194,115	$230,587	$(3,795)	$485	$402,497

See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included herein. The results of operations for the three- and six-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2006.

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

NOTE 2. STOCK OPTION PLANS

In 1998, the Board of Directors adopted a stock option plan under which, as amended to date, 3,320,000 shares of our common stock may be issued pursuant to stock options granted or sold as restricted stock to directors, officers, and employees of and consultants to Global Imaging Systems, Inc. (“Global” or the “Company”). As of September 30, 2005, options to purchase 1,820,761 shares of our common stock were outstanding under the 1998 stock option plan, and 1,358,684 shares of our common stock have been issued under the 1998 plan upon the exercise of stock options granted under the plan. There were 38,055 shares of our common stock available to be issued under the 1998 plan as of September 30, 2005. In addition, we have also issued 102,500 shares of restricted stock under the 1998 plan, none of which were issued during the six months ended September 30, 2005. During the six months ended September 30, 2005, 10,000 options were granted under the 1998 stock option plan with an exercise price of $34.66, the market value at date of grant.

On January 25, 2001, the Board of Directors adopted the Global Imaging Systems, Inc. 2001 Stock Option Plan under which we may grant options to purchase up to 300,000 shares of our common stock to employees of and service providers to Global, except for our executive officers and directors. Stock options granted under the 2001 stock option plan have the same terms as those granted under the 1998 plan. As of September 30, 2005, options to purchase 134,695 shares were outstanding under the 2001 stock option plan, and 151,105 shares of our common stock have been issued under the 2001 plan upon the exercise of stock options granted under the plan. There were 14,200 shares of our common stock available to be issued under the 2001 stock option plan as of September 30, 2005. During the six months ended September 30, 2005, 23,000 options were granted under the 2001 stock option plan with an exercise price of $31.55, the market value at date of grant.

On August 16, 2004, our shareholders approved the Global Imaging Systems, Inc. 2004 Omnibus Long Term Incentive Plan (the “2004 Plan”) under which we may grant options to purchase up to 600,000 shares of our common stock to directors, officers, and employees of Global. On August 8, 2005, our shareholders approved an amendment to the 2004 Plan to increase the total shares available to grant to 1,450,000. As of September 30, 2005, options to purchase 480,250 shares were outstanding under the 2004 Plan, and no shares of our common stock have been issued under the 2004 Plan upon the exercise of stock options granted under the plan. There were 852,750 shares of our common stock available to be issued under the 2004 Plan as of September 30, 2005. During the six months ended September 30, 2005, 452,250 options were granted under the 2004 Plan with exercise prices ranging from $31.55 to $35.46 per share, the market values at dates of grant. Additionally, during the six months ended September 30, 2005, 117,000 shares of restricted stock were issued at $.01 per share under the 2004 Plan.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$15,276	$14,623	$29,918	$27,488
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,155)	(880)	(2,200)	(1,812)

Pro forma net income	$14,121	$13,743	$27,718	$25,676

Earnings per share:
Basic – as reported	$.67	$.64	$1.30	$1.21

Basic – pro forma	$.62	$.60	$1.20	$1.13

Diluted – as reported	$.61	$.58	$1.19	$1.10

Diluted – pro forma	$.56	$.55	$1.10	$1.03

NOTE 3. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution from the exercise of stock options and restricted stock, as well as the conversion of convertible notes into common stock.

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations (shares in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Numerator:
Numerator for basic earnings per share	$15,276	$14,623	$29,918	$27,488
Effect of dilutive securities:
4% convertible notes	442	442	885	885

Numerator for diluted earnings per share	$15,718	$15,065	$30,803	$28,373

Denominator:
Denominator for basic earnings per share	22,905	22,962	23,080	22,692
Effect of dilutive securities:
4% convertible notes	2,407	2,407	2,407	2,407
Employee stock options and restricted stock	475	542	485	625

Denominator for diluted earnings per share	25,787	25,911	25,972	25,724

NOTE 4. ACQUISITIONS

During the six months ended September 30, 2005, we acquired two businesses that provide office-imaging solutions and related services. Aggregate consideration, net of cash acquired, for these acquisitions was approximately $9,768, consisting of cash paid to the sellers, 26,690 shares of Global’s common stock, par value $.01 per share, that were previously held in treasury (valued at $920, based on the fair value of the stock on the date of issuance), and acquisition related expenses. Liabilities assumed in connection with these acquisitions totaled approximately $1,418. The fair value of total assets acquired in these acquisitions consisted of approximately $1,804 of tangible assets, net of cash acquired, and approximately $9,382 of intangible assets. The amounts assigned to intangible assets are based on preliminary estimates. Management expects to finalize the amounts that will be allocated to other identifiable intangible assets during the third quarter of fiscal year 2006.

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

The unaudited pro forma results presented below include the effects of the current year and prior year acquisitions as if they had been consummated at the beginning of the year prior to acquisition. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated at the beginning of the year prior to acquisition.

	Unaudited Pro Forma
	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Revenues	$260,420	$248,406	$509,034	$486,318
Net income	$15,339	$15,332	$30,091	$29,002

Net income per common share:
Basic	$.67	$.66	$1.30	$1.26
Diluted	$.61	$.61	$1.19	$1.15

NOTE 5. COMPREHENSIVE INCOME

The following table presents a reconciliation of comprehensive income, comprised of net income and the unrealized gain (loss) on cash flow hedges.

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Net income	$15,276	$14,623	$29,918	$27,488
Unrealized gain (loss) on cash flow hedges, net of tax	382	(11)	120	188

Total comprehensive income	$15,658	$14,612	$30,038	$27,676

NOTE 6. DERIVATIVES

We enter into swap and interest rate cap agreements to hedge the fluctuations in variable interest rates and do not use derivative instruments for speculative purposes.

In November 2002, we entered into a three-year interest rate swap agreement which we accounted for as a cash flow hedge. This agreement effectively converted $20,000 of our variable-rate debt to fixed-rate debt and reduced our exposure to changes in interest rates. Under this swap agreement, we received an average variable rate of 3.29% and paid an average fixed rate of 2.74% for the period from April 1, 2005 to September 30, 2005.

In December 2004, we entered into two one-year forward swap agreements which we accounted for as cash flow hedges. The agreements effectively convert $40,000 of our variable rate debt to fixed-rate debt, reducing the exposure to changes in interest rates. Under the first swap agreement, we will pay a LIBOR fixed rate of 3.85% and under the second swap agreement, we will pay a LIBOR fixed rate of 3.87%. Both agreements are effective for a period of two years, beginning December 2005.

In May 2005, we entered into a forward swap agreement which we accounted for as a cash flow hedge. The agreement effectively converts $30,000 of our variable-rate debt to fixed-rate debt, reducing our exposure to changes in interest rates. Under the agreement, we received an average variable rate of 3.83% and paid a LIBOR fixed rate of 4.05% for the period from September 12, 2005 to September 30, 2005. The agreement is effective for a period of two years, beginning September 2005.

We have recognized a gain, net of tax, of approximately $120 and $188 for the six month periods ended September 30, 2005 and 2004, respectively, related to our interest rate swap agreements. These amounts have been recorded in comprehensive income.

In September 2003, we entered into three two-year interest rate cap agreements in notional amounts of $20,000 each. These three cap agreements expired in September 2005. In July 2004, we entered into a two-year interest rate cap agreement in the notional amount of $25,000. In May 2005, we also entered into a two-year forward interest rate cap agreement in the notional amount of $30,000, effective September 2005 (collectively, the Caps). These Caps are not designated as hedging instruments and as such are recorded on the consolidated balance sheet at their estimated fair value, with changes in the fair value being recorded in the consolidated statement of income as interest expense during the period of change. The change in the Caps’ fair value resulted in additional interest expense of $44 and $106, before tax, for the six month period ended September 30, 2005 and September 30, 2004, respectively. The September 2003 and July 2004 caps limit our interest rate risk exposure for the related notional amounts to a 4.00% LIBOR rate plus the applicable margin. The September 2005 cap limits our interest rate risk exposure for the related notional amount to a 5.50% LIBOR rate plus the applicable margin. No payments have been received under the Caps.

NOTE 7. STOCK REPURCHASE PROGRAM

On May 17, 2005, our Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $20,000 of Global common stock. During the six months ended September 30, 2005, we repurchased a total of 615,528 shares of common stock for an aggregate purchase price of $20,000.

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

As permitted by Statement 123, the company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 2. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized for such excess tax deductions was $1,080 and $2,280 for the six months ended September 30, 2005 and 2004, respectively.

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

Overview

We are one of the leading providers of office technology solutions to middle-market businesses in the United States, selling and providing contract services for automated office equipment, including copiers, facsimile machines and printers, network integration solutions and electronic presentation systems. We believe that the markets for our products and services are converging as technology advancements and innovation produce increases in automated office equipment functionality and networking capabilities. Incorporating products from Konica Minolta, the Ricoh family of products, Sharp, Canon, Toshiba, Hewlett-Packard, IBM, Microsoft, NEC, Hitachi, InFocus and other leading companies, we offer solutions for our customers from a network of more than 175 locations in 30 states and the District of Columbia. The contractual nature of our service and supply business, tailored lease financing programs, high level of repeat equipment purchases and our emphasis on superior customer service generate stable and recurring revenue streams. Since our founding in June 1994, we have acquired more than 70 businesses, all within the United States, which we have organized as a network of 19 core companies with corresponding satellite businesses. We believe the businesses we have acquired and the businesses we acquire in the future will benefit from our various programs and operating strategies. These benefits include increased operating efficiencies, the support of experienced and professional senior management, expansion of the types of office imaging products and services offered, increased access to capital and enhanced financial management.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an ongoing basis, we evaluate these estimates, including those related to accounts receivable, inventories, vendor incentives, intangible assets and contingencies. Our judgments and estimates are based on currently available information, historical results and other assumptions we believe to be reasonable. Actual results could differ materially from these estimates. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Intangible Assets

As a result of our acquisition activity, we carry a substantial amount of goodwill, which is the excess of the cost of our acquired businesses over the fair value of the acquired net assets. We examine the carrying value of our goodwill and our other intangible assets as current events and circumstances warrant to determine whether there are any impairment losses. For goodwill, we test the recorded amount for impairment on the first day of the fourth quarter of our fiscal year, or more frequently if conditions change, by comparing the recorded value to the estimated fair value. If indicators of impairment were present relating to our other intangible assets and future cash flows were not expected to be sufficient to recover the assets’ carrying amount, an impairment loss would be charged to expense in the period identified. To date, we have not identified any event that would indicate an impairment of the value of goodwill or other intangible assets recorded in our consolidated financial statements.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Equipment revenues	$157,818	$144,292	$303,273	$272,582
Supplies revenues	37,175	33,247	74,227	62,828

Equipment and supplies revenues	194,993	177,539	377,500	335,410

Service revenues	59,884	52,402	119,836	102,820
Rental revenues	3,934	3,577	7,804	7,306

Service and rental revenues	63,818	55,979	127,640	110,126

Total revenues	$258,811	$233,518	$505,140	$445,536

Estimated internal growth rates for revenues	4.6%	3.6%	5.0%	3.3%

The following table sets forth our gross profit by revenue type and gross profit by revenue type as a percentage of revenue during the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Gross profit by revenue type:
Equipment	$52,421	$48,554	$102,118	$91,512
Supplies	16,536	15,784	33,621	30,065
Service	29,513	25,511	58,686	50,989
Rental	1,229	1,087	2,529	2,467

Total gross profit	$99,699	$90,936	$196,954	$175,033

Gross profit by revenue type as a percentage of revenue:
Equipment	33.2%	33.6%	33.7%	33.6%
Supplies	44.5%	47.5%	45.3%	47.9%
Service	49.3%	48.7%	49.0%	49.6%
Rental	31.2%	30.4%	32.4%	33.8%

Total gross profit as a percentage of revenue	38.5%	38.9%	39.0%	39.3%

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

Revenues

Total revenues for the three months ended September 30, 2005 were $258,811, which represents an increase of 10.8% over the same period in fiscal year 2005. The increase in revenues was due in part to revenues from two businesses acquired during the six months ended September 30, 2005 and five businesses acquired in fiscal year 2005 that were not a part of our business for the full quarter last year. The balance of the increase in revenues was due to growth from our existing companies. Our estimated combined internal growth rate for the three months ended September 30, 2005 was 4.6%.

Equipment and supplies revenues for the three months ended September 30, 2005 were $194,993, which represents an increase of 9.8% over the same period in fiscal year 2005. Equipment revenues increased 9.4% and supplies revenues increased 11.8%, with the growth due to a combination of revenues from the businesses acquired and internal revenue growth.

Service and rental revenues for the three months ended September 30, 2005 were $63,818, which represents an increase of 14.0% over the same period in fiscal year 2005. Service revenues increased 14.3% and rental revenues increased 10.0%, with the growth due to a combination of revenues from the businesses acquired and internal revenue growth.

Gross Profit

Gross profit of $99,699 for the three months ended September 30, 2005 reflected a 9.6% increase over the same period in fiscal year 2005. The gross profit increase is due to the acquisition of additional automated office equipment dealers and the internal growth of automated office equipment revenues.

The gross profit margin for equipment revenues for the three months ended September 30, 2005 decreased 0.4 percentage points from the same period one year ago. This is primarily due to an increase in the mix of sales to government-related agencies during the current period. Such sales typically have lower margins.

Supplies gross profit margin for the three months ended September 30, 2005 decreased 3.0 percentage points as compared to the same period one year ago, which is primarily due to a decrease in automated office equipment supply gross profit margins.

Service gross profit margin for the three months ended September 30, 2005 increased 0.6 percentage points from the same period one year ago, which is primarily due to an increase in automated office equipment service gross profit margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A expenses, increased 11.5% to $71,099 for the three months ended September 30, 2005. This amount was 27.5% of total revenues compared to 27.3% of total revenues for the three months ended September 30, 2004. The overall increase in SG&A expenses was primarily due to the acquisition of two businesses during the six months ended September 30, 2005 and five businesses during fiscal year 2005 that were not a part of our business for the full quarter last year. In addition, healthcare costs for the three months ended September 30, 2005 increased approximately $970 over the same period a year ago, excluding the effects of acquisitions.

Intangible Asset Amortization

Intangible asset amortization was $436 for the three months ended September 30, 2005 compared to $626 for the same period in fiscal year 2005. This amortization relates to non-compete agreements and customer relationships.

Income From Operations

Income from operations was $28,164, or 10.9% of total revenues, for the three months ended September 30, 2005 compared to $26,562, or 11.4% of total revenues, for the same period in fiscal year 2005. Income from operations was primarily impacted by lower gross profit margins and the increase in selling, general and administrative expenses as discussed above.

Interest Expense

Interest expense increased 17.3% to $3,445 for the three months ended September 30, 2005 compared to $2,938 for the same period in fiscal year 2005. The increase in interest expense is primarily due to an increase in interest rates. Interest expense includes the amortization of financing fees incurred in connection with our senior credit facilities and the 4% convertible senior subordinated notes due 2008.

Income Taxes

The provision for income taxes was $9,443 for the three months ended September 30, 2005 compared to $9,001 for the same period in fiscal year 2005. The effective income tax rate was 38.2% for the three months ended September 30, 2005, and 38.1% for the same period in fiscal year 2005.

SIX MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2004

Revenues

Total revenues for the six months ended September 30, 2005 were $505,140, which represents an increase of 13.4% over the same period in fiscal year 2005. The majority of the revenue growth was attributable to revenues from two businesses acquired during the six months ended September 30, 2005 and six businesses acquired in fiscal year 2005 that were not a part of our business for the full six months last year. The balance of the increase in revenues was due to internal growth from our existing companies. Our estimated combined internal growth rate for the six months ended September 30, 2005 was 5.0%.

Equipment and supplies revenues for the six months ended September 30, 2005 were $377,500, which represents an increase of 12.5% over the same period in fiscal year 2005. Equipment revenues increased 11.3% and supplies revenues increased 18.1%, with the majority of the revenue growth due to the businesses acquired during the six months ended September 30, 2005 and fiscal year 2005.

Service and rental revenues for the six months ended September 30, 2005 were $127,640, which represents an increase of 15.9% over the same period in fiscal year 2005. Service revenues increased 16.5% and rental revenues increased 6.8%, with the majority of the service revenue growth due to the businesses acquired during the six months ended September 30, 2005 and fiscal year 2005.

Gross Profit

Gross profit for the six months ended September 30, 2005 totaled $196,954, a 12.5% increase over the same period in fiscal year 2005. This gross profit increase is primarily due to the acquisition of automated office equipment dealers during the six months ended September 30, 2005 and fiscal year 2005, and the internal growth in our automated office equipment revenues.

The gross profit margin for equipment revenues for the six months ended September 30, 2005 was relatively flat as compared to the same period a year ago.

Supplies gross profit margin for the six months ended September 30, 2005 decreased 2.6 percentage points as compared to the same period one year ago, which is primarily due to a decrease in automated office equipment supply gross profit margins.

Service gross profit margin for the six months ended September 30, 2005 decreased 0.6 percentage points from the same period one year ago, which is primarily due to a decrease in network integration solutions revenues and electronic presentation systems gross profit margins.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses totaled $140,959 representing an increase of 14.9% over the prior year period. SG&A expenses were 27.9% of total revenues compared to 27.5% of total revenues for the six months ended September 30, 2004. The overall increase in SG&A expenses was primarily due to the acquisition of two businesses during the six months ended September 30, 2005 and six businesses during fiscal year 2005 that were not a part of our business for all of the six months ended September 30, 2004. In addition, healthcare costs for the six months ended September 30, 2005 increased approximately $1,730 over the same period a year ago, excluding the effects of acquisitions.

Intangible Asset Amortization

Intangible asset amortization was $889 for the six months ended September 30, 2005 compared to $751 for the same period in fiscal year 2005. This amortization relates to non-compete agreements and customer relationships.

Income From Operations

Income from operations was $55,106, or 10.9% of total revenues, for the six months ended September 30, 2005 compared to $51,556, or 11.6% of total revenues, for the same period in fiscal year 2005. Income from operations was primarily impacted by lower gross profit margins and the increase in selling, general and administrative expenses as discussed above.

Loss on early extinguishment of debt

During the six months ended September 30, 2004, we incurred a loss on early extinguishment of debt in the amount of $1,655 related to an amendment of our prior credit facility.

Interest Expense

Interest expense increased 23.2% to $6,771 for the six months ended September 30, 2005 compared to $5,494 for the same period in fiscal year 2005. The increase in interest expense was due to higher interest rates as well as an increase in our average outstanding borrowings. Interest expense includes the amortization of financing fees incurred in connection with our senior credit facilities and the 4% convertible senior subordinated notes due 2008.

Income Taxes

The provision for income taxes was $18,417 for the six months ended September 30, 2005 compared to $16,919 for the same period in fiscal year 2005. The effective income tax rate was 38.1% for both the six months ended September 30, 2005 and the six months ended September 30, 2004.

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

On May 10, 2004, in conjunction with our purchase of ITG, we entered into the second amendment of our senior credit facility. On March 11, 2005, we entered into the third amendment of our senior credit facility which reduced the interest rate spreads on the term loan portion of the facility. We refer to the second and third amendments of our senior credit facility as our new senior credit facility. Our new senior credit facility is with a group of banks and financial institutions, with Wachovia Bank, National Association serving as administrative agent. Our new senior credit facility is comprised of a $70,000 five-year revolving credit line and a $208,950 six-year term loan. The revolving credit line of the new senior credit facility bears interest at rates ranging from 1.50% to 2.00% over LIBOR or from .50% to 1.00% over a base rate related to the prime rate, and varies according to our ratio of total funded debt to earnings before interest, taxes, depreciation and amortization. The term loan bears interest at a rate of 1.50% over LIBOR or .25% over a base rate related to the prime rate. The new senior credit facility provides for an unused commitment fee payable to the lenders and certain other fees payable by us and our material subsidiaries. The annual commitment fee rate is .50% of the unused balance. Amounts borrowed under the new senior credit facility may be used to fund working capital and general corporate purposes, including acquisitions, subject to the lenders’ approval in the case of acquisitions with a cash purchase price of over $50,000 or an aggregate purchase price (cash, stock or other consideration) of over $75,000. The terms of the new senior credit facility require compliance with numerous affirmative, negative, and financial covenants. In addition, we are prohibited from paying cash dividends under the terms of our new senior credit facility. Amounts borrowed under the revolving credit line of the new senior credit facility may be repaid and borrowed over the life of the new senior credit facility, with a final maturity date of May 10, 2009. As of September 30, 2005, we had $69,500 of additional borrowing availability under the revolving credit portion of our new senior credit facility. This amount has been reduced by $500 to reflect the aggregate amount of an outstanding standby letter of credit issued under the new senior credit facility to support our obligations incurred in the ordinary course of business. As of September 30, 2005, no amounts had been paid under this letter of credit.

Net cash provided by operating activities totaled $25,785 for the six months ended September 30, 2005 as compared to net cash provided by operating activities of $22,054 for the prior year period. Net cash used in investing activities of $19,982 during the six months ended September 30, 2005 was primarily for purchases of property, equipment and rental equipment, as well as two acquisitions. Net cash used in financing activities of $19,052 during the six months ended September 30, 2005 was primarily for the purchase of common stock pursuant to the Company’s stock repurchase program.

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

In May 2005, we entered into a forward swap agreement which we accounted for as a cash flow hedge. The agreement effectively converts $30,000 of our variable-rate debt to fixed-rate debt, reducing our exposure to changes in interest rates. Under the agreement, we will pay a LIBOR fixed rate of 4.05%. The agreement is effective for a period of two years, beginning September 2005.

In May 2005, we also entered into a two-year forward interest rate cap agreement in the notional amount of $30,000, effective September 2005. The cap limits our interest rate risk exposure for the related notional amounts to a 5.50% LIBOR rate plus the applicable margin.

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

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At Global’s 2005 Annual Meeting of Stockholders held August 8, 2005, our stockholders approved the following items:

1.	Mark A. Harris was elected to serve as our Director with a term to expire in 2008. The vote upon such proposal was as follows:

For	20,435,172
Withheld	858,430

2.	Edward N. Patrone was elected to serve as our Director with a term to expire in 2008. The vote upon such proposal was as follows:

For	20,607,537
Withheld	686,065

3.	Edward J. Smith was elected to serve as our Director with a term to expire in 2008. The vote upon such proposal was as follows:

For	20,662,561
Withheld	631,041

4.	Michael E. Shea, Jr. was elected to serve as our Director with a term to expire in 2006. The vote upon such proposal was as follows:

For	20,662,353
Withheld	631,249

5.	Resolution for approval of an amendment to the Global Imaging Systems, Inc. 2004 Omnibus Long-Term Incentive Plan, was approved. The vote upon such proposal was as follows:

For	16,023,824
Against	3,321,469
Abstain	343,206
Broker Non-Vote	1,605,103

ITEM 6. EXHIBITS

The Exhibit Index filed herewith is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Imaging Systems, Inc.
(Registrant)

November 4, 2005 Date	/s/ Raymond Schilling
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