Form 10-Q
period 2005-12-31
GLOBAL IMAGING SYSTEMS INC
filed 2006-02-07
CIK 1050167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

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

The registrant had 23,324,236 shares of common stock, $.01 par value, outstanding as of February 2, 2006.

PART I – FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

GLOBAL IMAGING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	December 31, 2005	March 31, 2005
ASSETS

Current assets:
Cash and cash equivalents	$21,272	$25,365
Accounts receivable, net of allowance for doubtful accounts ($2,837 and $3,074 at December 31, 2005 and March 31, 2005, respectively)	127,153	115,905
Inventories, net	100,759	93,376
Deferred income taxes	7,860	8,636
Prepaid expenses and other current assets	7,293	4,234

Total current assets	264,337	247,516
Rental equipment, net	16,260	16,475
Property and equipment, net	15,506	12,577
Other assets	1,961	2,734
Goodwill and other intangible assets, net	549,397	537,615

Total assets	$847,461	$816,917

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$53,250	$63,571
Accrued liabilities	12,821	10,328
Accrued compensation and benefits	17,822	23,898
Accrued interest	845	1,205
Current maturities of long-term debt	2,152	2,235
Deferred revenue	28,175	27,217
Income taxes payable	9,027	3,707

Total current liabilities	124,092	132,161
Deferred income taxes	38,980	34,466
Long-term debt, less current maturities	261,239	262,847
Other long-term liabilities	976	—

Total liabilities	425,287	429,474
Stockholders’ equity:
Preferred stock, $.01 par value: 20,000,000 shares authorized: no shares issued	—	—
Common stock, $.01 par value: 80,000,000 shares authorized: 23,911,474 and 23,521,827 shares issued and 23,322,636 and 23,521,827 shares outstanding at December 31, 2005 and March 31, 2005, respectively	239	235
Common stock held in treasury, at cost: 588,838 and 0 shares at December 31, 2005 and March 31, 2005, respectively	(19,133)	—
Additional paid-in capital	197,131	186,803
Retained earnings	246,680	200,669
Unearned stock-based compensation	(3,375)	(629)
Accumulated other comprehensive income	632	365

Total stockholders’ equity	422,174	387,443

Total liabilities and stockholders’ equity	$847,461	$816,917

See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended December 31,
	2005	2004
Revenues:
Equipment and supplies sales	$190,325	$173,321
Service and rentals	66,519	60,201

Total revenues	256,844	233,522
Costs and operating expenses:
Cost of equipment and supplies sales	119,889	111,384
Service and rental costs	34,909	30,676
Selling, general and administrative expenses	71,917	63,952
Intangible asset amortization	458	300

Total costs and operating expenses	227,173	206,312

Income from operations	29,671	27,210
Interest expense	3,631	3,129

Income before income taxes	26,040	24,081
Income taxes	9,947	9,151

Net income	$16,093	$14,930

Net income per common share:
Basic	$.70	$.64

Diluted	$.64	$.59

Weighted average number of shares outstanding:
Basic	23,071	23,168
Diluted	25,968	26,187

See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Nine Months Ended December 31,
	2005	2004
Revenues:
Equipment and supplies sales	$567,825	$508,731
Service and rentals	194,159	170,327

Total revenues	761,984	679,058
Costs and operating expenses:
Cost of equipment and supplies sales	361,650	325,217
Service and rental costs	101,334	87,346
Selling, general and administrative expenses	212,876	186,678
Intangible asset amortization	1,347	1,051

Total costs and operating expenses	677,207	600,292

Income from operations	84,777	78,766
Loss on early extinguishment of debt	—	1,655
Interest expense	10,402	8,623

Income before income taxes	74,375	68,488
Income taxes	28,364	26,070

Net income	$46,011	$42,418

Net income per common share:
Basic	$1.99	$1.86

Diluted	$1.82	$1.69

Weighted average number of shares outstanding:
Basic	23,077	22,851
Diluted	25,972	25,878

See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(IN THOUSANDS)

	Nine Months Ended December 31,
	2005	2004
OPERATING ACTIVITIES:
Net income	$46,011	$42,418
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,254	11,369
Amortization	1,347	1,051
Amortization of financing fees	823	766
Tax benefit of stock option exercises and vested restricted stock	1,978	3,926
Loss on early extinguishment of debt	—	1,655
Deferred income tax expense	5,631	3,262
Unearned stock-based compensation expense	1,261	353
Changes in operating assets and liabilities, net of amounts acquired in purchase business combinations:
Accounts receivable	(9,822)	(8,318)
Inventories	(6,289)	(3,056)
Prepaid expenses and other current assets	(1,888)	14
Other assets	807	(959)
Accounts payable	(10,556)	(10,300)
Accrued liabilities, compensation and benefits and interest	(5,519)	(6,278)
Deferred revenue	(371)	(1,574)
Income taxes payable	5,320	3,494
Other long-term liabilities	976	—

Net cash provided by operating activities	41,963	37,823
INVESTING ACTIVITIES:
Proceeds from related party notes receivable	—	400
Purchases of property, equipment and rental equipment, net of proceeds from disposals	(14,761)	(11,486)
Purchases of businesses, net of cash acquired	(13,879)	(147,591)

Net cash used in investing activities	(28,640)	(158,677)
FINANCING ACTIVITIES:
Payments on long-term debt	(1,691)	(1,057)
Proceeds from issuance of long-term debt	—	70,000
Financing fees paid	(19)	(1,419)
Purchases of treasury stock	(20,000)	—
Stock options exercised	4,294	6,889

Net cash (used in) provided by financing activities	(17,416)	74,413

Net decrease in cash and cash equivalents	(4,093)	(46,441)
Cash and cash equivalents, beginning of period	25,365	47,266

Cash and cash equivalents, end of period	$21,272	$825

Non-cash investing activities:
Stock issued for business purchases	$920	$31,409

See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (Unaudited)

(IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

	Common Stock
	Number of Shares	Par Value	Held in Treasury, at Cost	Additional Paid-in Capital	Retained Earnings	Unearned Stock-based Compensation	Accumulated Other Comprehensive Income	Total
Balances at March 31, 2005	23,521,827	$235	$—	$186,803	$200,669	$(629)	$365	$387,443

Comprehensive income:
Net income	—	—	—	—	46,011	—	—	46,011
Unrealized gain on derivative instruments	—	—	—	—	—	—	267	267

Total comprehensive income								46,278

Stock options exercised, including income tax benefit	272,647	3	—	6,144	—	—	—	6,147
Repurchases of common stock	(615,528)	—	(20,000)	—	—	—	—	(20,000)
Treasury stock issued in conjunction with acquisitions	26,690	—	867	53	—	—	—	920
Common stock issued under restricted stock plan, including income tax benefit of vested shares	117,000	1	—	4,131	—	(4,007)	—	125
Amortization of unearned stock-based compensation	—	—	—	—	—	1,261	—	1,261

Balances at December 31, 2005	23,322,636	$239	$(19,133)	$197,131	$246,680	$(3,375)	$632	$422,174

See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included herein. The results of operations for the three- and nine-month periods ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2006.

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

NOTE 2. STOCK OPTION PLANS

In 1998, the Board of Directors adopted a stock option plan under which, as amended to date, 3,320,000 shares of our common stock may be issued pursuant to stock options granted or sold as restricted stock to directors, officers, and employees of and consultants to Global Imaging Systems, Inc. (“Global” or the “Company”). As of December 31, 2005, options to purchase 1,708,484 shares of our common stock were outstanding under the 1998 stock option plan, and 1,468,561 shares of our common stock have been issued under the 1998 plan upon the exercise of stock options granted under the plan. There were 40,455 shares of our common stock available to be issued under the 1998 plan as of December 31, 2005. In addition, we have also issued 102,500 shares of restricted stock under the 1998 plan, none of which were issued during the nine months ended December 31, 2005. During the nine months ended December 31, 2005, 10,000 options were granted under the 1998 stock option plan with an exercise price of $34.66, the market value at date of grant.

On January 25, 2001, the Board of Directors adopted the Global Imaging Systems, Inc. 2001 Stock Option Plan under which we may grant options to purchase up to 300,000 shares of our common stock to employees of and service providers to Global, except for our executive officers and directors. Stock options granted under the 2001 stock option plan have the same terms as those granted under the 1998 plan. As of December 31, 2005, options to purchase 126,375 shares were outstanding under the 2001 stock option plan, and 159,425 shares of our common stock have been issued under the 2001 plan upon the exercise of stock options granted under the plan. There were 14,200 shares of our common stock available to be issued under the 2001 stock option plan as of December 31, 2005. During the nine months ended December 31, 2005, 23,000 options were granted under the 2001 stock option plan with an exercise price of $31.55, the market value at date of grant.

On August 16, 2004, our shareholders approved the Global Imaging Systems, Inc. 2004 Omnibus Long Term Incentive Plan (the “2004 Plan”) under which we may grant options to purchase up to 600,000 shares of our common stock to directors, officers, and employees of Global. On August 8, 2005, our shareholders approved an amendment to the 2004 Plan to increase the total shares available for grant to 1,450,000. As of December 31, 2005, options to purchase 477,750 shares were outstanding under the 2004 Plan, and no shares of our common stock have been issued under the 2004 Plan upon the exercise of stock options granted under the plan. There were 855,250 shares of our common stock available to be issued under the 2004 Plan as of December 31, 2005. During the nine months ended December 31, 2005, 452,250 options were granted under the 2004 Plan with exercise prices ranging from $31.55 to $35.46 per share, the market values at dates of grant. Additionally, during the nine months ended December 31, 2005, 117,000 shares of restricted stock were issued at $.01 per share under the 2004 Plan.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Net income, as reported	$16,093	$14,930	$46,011	$42,418
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,172)	(890)	(3,372)	(2,699)

Pro forma net income	$14,921	$14,040	$42,639	$39,719

Earnings per share:
Basic – as reported	$.70	$.64	$1.99	$1.86

Basic – pro forma	$.65	$.61	$1.85	$1.74

Diluted – as reported	$.64	$.59	$1.82	$1.69

Diluted – pro forma	$.59	$.55	$1.69	$1.59

NOTE 3. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution from the exercise of stock options and restricted stock, as well as the conversion of convertible notes into common stock.

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations (shares in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Numerator:
Numerator for basic earnings per share	$16,093	$14,930	$46,011	$42,418
Effect of dilutive securities:
4% convertible notes	442	442	1,326	1,328

Numerator for diluted earnings per share	$16,535	$15,372	$47,337	$43,746

Denominator:
Denominator for basic earnings per share	23,071	23,168	23,077	22,851
Effect of dilutive securities:
4% convertible notes	2,407	2,407	2,407	2,407
Employee stock options and restricted stock	490	612	488	620

Denominator for diluted earnings per share	25,968	26,187	25,972	25,878

NOTE 4. ACQUISITIONS

During the nine months ended December 31, 2005, we acquired four businesses that provide office-imaging solutions and related services. Aggregate consideration, net of cash acquired, for these acquisitions was approximately $15,144, consisting of cash paid to the sellers, 26,690 shares of Global’s common stock, par value $.01 per share, that were previously held in treasury (valued at $920, based on the fair value of the stock on the date of issuance), and acquisition related expenses. Liabilities assumed in connection with these acquisitions totaled approximately $2,531. The fair value of total assets acquired in these acquisitions consisted of approximately $2,908 of tangible assets, net of cash acquired, and approximately $14,767 of intangible assets. During the three months ended December 31, 2005, we finalized valuations of the intangible assets acquired and have, accordingly, adjusted the fair values of customer relationships.

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

	Unaudited Pro Forma
	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Revenues	$257,937	$244,655	$771,799	$735,693
Net income	$16,191	$15,617	$46,633	$45,922

Net income per common share:
Basic	$.70	$.67	$2.02	$1.99
Diluted	$.64	$.61	$1.85	$1.81

NOTE 5. COMPREHENSIVE INCOME

The following table presents a reconciliation of comprehensive income, comprised of net income and the unrealized gain on cash flow hedges.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Net income	$16,093	$14,930	$46,011	$42,418
Unrealized gain on cash flow hedges, net of tax	147	76	267	264

Total comprehensive income	$16,240	$15,006	$46,278	$42,682

NOTE 6. DERIVATIVES

We enter into swap and interest rate cap agreements to hedge the fluctuations in variable interest rates and do not use derivative instruments for speculative purposes.

In November 2002, we entered into a three-year interest rate swap agreement which we accounted for as a cash flow hedge. This agreement effectively converted $20,000 of our variable-rate debt to fixed-rate debt and reduced our exposure to changes in interest rates. Under this swap agreement, we received an average variable rate of 3.38% and paid an average fixed rate of 2.74% for the period from April 1, 2005 to November 14, 2005. The swap agreement expired November 14, 2005.

In December 2004, we entered into two forward swap agreements which we accounted for as cash flow hedges. The agreements effectively convert $40,000 of our variable rate debt to fixed-rate debt, reducing the exposure to changes in interest rates. Under the first swap agreement, we received an average variable rate of 4.49% and paid an average fixed rate of 3.85% for the period from December 14, 2005 to December 31, 2005. Under the second swap agreement, we received an average variable rate of 4.49% and paid an average fixed rate of 3.87% for the period from December 16, 2005 to December 31, 2005. Both agreements are effective for a period of two years, beginning December 2005.

In May 2005, we entered into a forward swap agreement which we accounted for as a cash flow hedge. The agreement effectively converts $30,000 of our variable-rate debt to fixed-rate debt, reducing our exposure to changes in interest rates. Under the agreement, we received an average variable rate of 3.95% and paid a LIBOR fixed rate of 4.05% for the period from September 12, 2005 to December 31, 2005. The agreement is effective for a period of two years, beginning September 2005.

We have recognized a gain, net of tax, of approximately $267 and $264 for the nine-month periods ended December 31, 2005 and 2004, respectively, related to our interest rate swap agreements. These amounts have been recorded in comprehensive income.

In September 2003, we entered into three two-year interest rate cap agreements in notional amounts of $20,000 each. These three cap agreements expired in September 2005. In July 2004, we entered into a two-year interest rate cap agreement in the notional amount of $25,000. In May 2005, we also entered into a two-year forward interest rate cap agreement in the notional amount of $30,000, effective September 2005 (collectively, the Caps). These Caps are not designated as hedging instruments and as such are recorded on the consolidated balance sheet at their estimated fair value, with changes in the fair value being recorded in the consolidated statement of income as interest expense during the period of change. The change in the Caps’ fair value resulted in additional interest expense of $32 and $112, before tax, for the nine-month periods ended December 31, 2005 and December 31, 2004, respectively. The July 2004 cap limits our interest rate risk exposure for the related notional amounts to a 4.00% LIBOR rate plus the applicable margin. The September 2005 cap limits our interest rate risk exposure for the related notional amount to a 5.50% LIBOR rate plus the applicable margin. No payments have been received under the Caps.

NOTE 7. STOCK REPURCHASE PROGRAM

On May 17, 2005, our Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $20,000 of Global common stock. During the nine months ended December 31, 2005, we repurchased a total of 615,528 shares of common stock for an aggregate purchase price of $20,000.

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

As permitted by Statement 123, the company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 2. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized for such excess tax deductions was $1,978 and $3,926 for the nine months ended December 31, 2005 and 2004, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and related notes included elsewhere in this Report on Form 10-Q and our Annual Report on Form 10-K for the year ended March 31, 2005. The discussion in this section contains forward-looking statements, including statements relating to the pace of our future acquisitions and overall growth, the benefits that will be realized by businesses we have acquired or may acquire, our future product and service offerings, pace of borrowings and future cash flows. These forward-looking statements are based largely on management’s current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to risks, uncertainties and assumptions, which could cause our actual results to differ materially from the results suggested by these forward-looking statements. Some factors that may cause our results to differ materially from these statements are:

•	the departure of one or more of our senior executives or a substantial number of our core company presidents could disrupt our operations, divert the attention of our management, or otherwise adversely affect our revenues;

•	the highly competitive nature of the markets we serve may result in changes in our competitive climate, which could require us to lower prices and therefore would reduce our revenues, as well as, lower gross margins;

•	our significant debt service obligations may exacerbate the effect on our cash flow if downturns in economic and business conditions hinder our ability to adjust to rapidly changing market conditions;

•	covenants in our senior credit facility impose operating and financial restrictions that limit our discretion on some business matters, which may affect our future financing plans or our ability to enter into certain types of strategic transactions;

•	our dependence on our vendor relationships, the availability of products and our lease financing partners;

•	some or all of our substantial amount of goodwill and other intangible assets may become impaired, which would adversely affect our operating results;

•	fewer than expected acquisition opportunities could slow our growth;

•	recognition of unanticipated costs and delays associated with ongoing integration efforts;

•	increases in borrowing rates and costs which could limit our acquisitions, cause us to reduce our pace of acquisitions or growth, or accelerate the time in which we need to obtain new financing;

•	technological developments that may reduce demand for the products and services we sell or result in us facing increased competition to sell those products and services; and

•	our ability to continue to comply with the provisions of the Sarbanes-Oxley Act of 2002.

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

Overview

We are one of the leading providers of office technology solutions to middle-market businesses in the United States, selling and providing contract services for automated office equipment, including copiers, facsimile machines and printers, print management solutions, network integration solutions and electronic presentation systems. We believe that the markets for our products and services are converging as technology advancements and innovation produce increases in automated office equipment functionality and networking capabilities. Incorporating products from Konica Minolta, the Ricoh family of products, Sharp, Canon, Toshiba, Hewlett-Packard, IBM, Microsoft, NEC, Hitachi, InFocus and other leading companies, we offer solutions for our customers from a network of more than 175 locations in 30 states and the District of Columbia. The contractual nature of our service and supply business, tailored lease financing programs, high level of repeat equipment purchases and our emphasis on superior customer service generate stable and recurring revenue streams. Since our founding in June 1994, we have acquired more than 70 businesses, all within the United States, which we have organized as a network of 19 core companies with corresponding satellite businesses. We believe the businesses we have acquired and the businesses we acquire in the future will benefit from our various programs and operating strategies. These benefits include increased operating efficiencies, the support of experienced and professional senior management, expansion of the types of office imaging products and services offered, increased access to capital and enhanced financial management.

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

Vendor Incentives

We receive incentives from some of our vendors related to volume rebates, cooperative advertising allowances and other programs or agreements. These incentive programs are generally for quarterly periods and historically have not varied significantly from quarter to quarter. There are also certain annual volume rebate programs offered by some of our vendors. We do not record any volume rebate until it is probable that it will be earned and the amount can be reasonably estimated. We record unrestricted volume rebates received as a reduction of inventories and recognize the incentives as a reduction to cost of sales when the related inventories are sold. Cooperative advertising allowances are generally required by the vendor to be used by us exclusively for advertising or other marketing programs. These restricted cooperative advertising allowances are recognized as a reduction to selling, general and administrative expenses as the related marketing expenses are incurred. Amounts received or receivable from vendors that are not yet earned are deferred. In addition, we receive early payment discounts from certain vendors. We record early payment discounts received as a reduction of inventories and recognize the discount as a reduction to cost of sales when the related inventories are sold.

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

Contingencies

We accrue amounts for losses arising from contingent obligations, including estimated legal costs, when the obligations are probable and the amounts are reasonably estimable. As facts concerning contingencies become known, we reassess our position and make appropriate adjustments to the consolidated financial statements. Estimates that are particularly sensitive to future changes include tax, legal and other regulatory matters which are subject to change as events evolve and as additional information becomes available during the administrative and litigation process.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Revenues:
Equipment revenues	$153,675	$139,156	$456,948	$411,738
Supplies revenues	36,650	34,165	110,877	96,993

Equipment and supplies revenues	190,325	173,321	567,825	508,731

Service revenues	62,649	56,027	182,485	158,847
Rental revenues	3,870	4,174	11,674	11,480

Service and rental revenues	66,519	60,201	194,159	170,327

Total revenues	$256,844	$233,522	$761,984	$679,058

Estimated internal growth rates for revenues	5.3%	4.9%	5.1%	3.8%

The following table sets forth our gross profit by revenue type and gross profit by revenue type as a percentage of revenue during the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Gross profit by revenue type:
Equipment	$53,025	$45,865	$155,143	$137,377
Supplies	17,411	16,072	51,032	46,137
Service	30,464	27,947	89,150	78,936
Rental	1,146	1,578	3,675	4,045

Total gross profit	$102,046	$91,462	$299,000	$266,495

Gross profit by revenue type as a percentage of revenue:
Equipment	34.5%	33.0%	34.0%	33.4%
Supplies	47.5%	47.0%	46.0%	47.6%
Service	48.6%	49.9%	48.9%	49.7%
Rental	29.6%	37.8%	31.5%	35.2%

Total gross profit as a percentage of revenue	39.7%	39.2%	39.2%	39.2%

THREE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2004

Revenues

Total revenues for the three months ended December 31, 2005 were $256,844, which represents an increase of 10.0% over the same period in fiscal year 2005. The increase in revenues was due in part to growth from our existing companies. Our estimated combined internal growth rate for the three months ended December 31, 2005 was 5.3%. The balance of the increase in revenues was due to revenues from four businesses acquired during the nine months ended December 31, 2005 and three businesses acquired in fiscal year 2005 that were not a part of our business for the full quarter last year.

Equipment and supplies revenues for the three months ended December 31, 2005 were $190,325, which represents an increase of 9.8% over the same period in fiscal year 2005. Equipment revenues increased 10.4% and supplies revenues increased 7.3%, with the growth due to a combination of revenues from the businesses acquired and internal revenue growth.

Service and rental revenues for the three months ended December 31, 2005 were $66,519, which represents an increase of 10.5% over the same period in fiscal year 2005. Service revenues increased 11.8%, with the growth due to a combination of revenues from the businesses acquired and internal revenue growth. Rental revenues decreased 7.3% primarily due to one of the core companies converting the majority of its internal rentals to third-party leases as the rentals mature.

Gross Profit

Gross profit for the three months ended December 31, 2005 totaled $102,046, reflecting an 11.6% increase over the same period in fiscal year 2005. The gross profit increase is due to the new business acquisitions and the growth in revenues from our existing companies.

The gross profit margin for equipment revenues for the three months ended December 31, 2005 increased 1.5 percentage points from the same period one year ago, which is primarily due to an increase in equipment gross profit margins of automated office equipment.

Supplies gross profit margin for the three months ended December 31, 2005 increased 0.5 percentage points as compared to the same period one year ago, which is primarily due to an increase in automated office equipment supply gross profit margins.

Service gross profit margin for the three months ended December 31, 2005 decreased 1.3 percentage points from the same period one year ago, which is primarily due to a decrease in technology service gross profit margins. The gross profit margins in automated office equipment also declined slightly.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A expenses, increased 12.5% to $71,917 for the three months ended December 31, 2005. This amount was 28.0% of total revenues compared to 27.4% of total revenues for the three months ended December 31, 2004. The overall increase in SG&A expenses was primarily due to increased payroll costs resulting from increased revenues and gross profit from our existing companies and SG&A expenses related to newly acquired businesses. The increase in SG&A expenses as a percentage of revenues was primarily due to an increase in healthcare costs and restricted stock compensation expense. Healthcare costs for the three months ended December 31, 2005 increased approximately $770 over the same period a year ago, excluding the effects of acquisitions.

Intangible Asset Amortization

Intangible asset amortization was $458 for the three months ended December 31, 2005 compared to $300 for the same period in fiscal year 2005. This amortization relates to non-compete agreements and customer relationships. The increase primarily relates to amortization resulting from newly acquired businesses.

Income From Operations

Income from operations was $29,671, or 11.6% of total revenues, for the three months ended December 31, 2005 compared to $27,210, or 11.7% of total revenues, for the same period in fiscal year 2005.

Interest Expense

Interest expense increased 16.0% to $3,631 for the three months ended December 31, 2005 compared to $3,129 for the same period in fiscal year 2005. The increase in interest expense is due to an increase in interest rates. Interest expense includes the amortization of financing fees incurred in connection with our senior credit facilities and the 4% convertible senior subordinated notes due 2008.

Income Taxes

The provision for income taxes was $9,947 for the three months ended December 31, 2005 compared to $9,151 for the same period in fiscal year 2005. The effective income tax rate was 38.2% for the three months ended December 31, 2005, and 38.0% for the same period in fiscal year 2005.

NINE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2004

Revenues

Total revenues for the nine months ended December 31, 2005 were $761,984, which represents an increase of 12.2% over the same period in fiscal year 2005. The majority of the revenue growth was attributable to revenues from four businesses acquired during the nine months ended December 31, 2005 and six businesses acquired in fiscal year 2005 that were not a part of our business for the full nine months last year. The balance of the increase in revenues was due to internal growth from our existing companies. Our estimated combined internal growth rate for the nine months ended December 31, 2005 was 5.1%.

Equipment and supplies revenues for the nine months ended December 31, 2005 were $567,825, which represents an increase of 11.6% over the same period in fiscal year 2005. Equipment revenues increased 11.0% and supplies revenues increased 14.3%, with the majority of the revenue growth due to the businesses acquired.

Service and rental revenues for the nine months ended December 31, 2005 were $194,159, which represents an increase of 14.0% over the same period in fiscal year 2005. Service revenues increased 14.9% and rental revenues increased 1.7%, with the majority of the service revenue growth due to the businesses acquired.

Gross Profit

Gross profit for the nine months ended December 31, 2005 totaled $299,000, a 12.2% increase over the same period in fiscal year 2005. This gross profit increase is primarily due to the acquisition of automated office equipment dealers during the nine months ended December 31, 2005 and fiscal year 2005, and the internal revenue growth from existing companies.

The gross profit margin for equipment revenues for the nine months ended December 31, 2005 increased 0.6 percentage points as compared to the same period one year ago. This is primarily due to a higher percentage of revenues from the automated office equipment business which has higher gross profit margins than the network integration and electronic presentation businesses.

Supplies gross profit margin for the nine months ended December 31, 2005 decreased 1.6 percentage points as compared to the same period one year ago, which is primarily due to a decrease in automated office equipment supply gross profit margins.

Service gross profit margin for the nine months ended December 31, 2005 decreased 0.8 percentage points from the same period one year ago, which is primarily due to a decrease in technology service gross profit margins.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses totaled $212,876 representing an increase of 14.0% over the prior year period. SG&A expenses were 27.9% of total revenues compared to 27.5% of total revenues for the nine months ended December 31, 2004. The overall increase in SG&A expenses was primarily due to the acquisition of four businesses during the nine months ended December 31, 2005 and six businesses during fiscal year 2005 that were not a part of our business for the full nine months ended December 31, 2004. In addition, healthcare costs for the nine months ended December 31, 2005 increased approximately $2,500 over the same period a year ago, excluding the effects of acquisitions.

Intangible Asset Amortization

Intangible asset amortization was $1,347 for the nine months ended December 31, 2005 compared to $1,051 for the same period in fiscal year 2005. This amortization relates to non-compete agreements and customer relationships. The increase primarily relates to amortization resulting from newly acquired businesses.

Income From Operations

Income from operations was $84,777, or 11.1% of total revenues, for the nine months ended December 31, 2005 compared to $78,766, or 11.6% of total revenues, for the same period in fiscal year 2005. The decrease in the percentage of total revenues is mainly due to the increases in SG&A expenses discussed above.

Loss on early extinguishment of debt

During the nine months ended December 31, 2004, we incurred a loss on early extinguishment of debt in the amount of $1,655 related to an amendment of our prior credit facility.

Interest Expense

Interest expense increased 20.6% to $10,402 for the nine months ended December 31, 2005 compared to $8,623 for the same period in fiscal year 2005. The increase in interest expense was primarily due to higher interest rates as well as an increase in our average outstanding borrowings. Interest expense includes the amortization of financing fees incurred in connection with our senior credit facilities and the 4% convertible senior subordinated notes due 2008.

Income Taxes

The provision for income taxes was $28,364 for the nine months ended December 31, 2005 compared to $26,070 for the same period in fiscal year 2005. The effective income tax rate for both periods was 38.1%.

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

On May 10, 2004, in conjunction with our purchase of ITG, we entered into the second amendment of our senior credit facility. On March 11, 2005, we entered into the third amendment of our senior credit facility which reduced the interest rate spreads on the term loan portion of the facility. We refer to the second and third amendments of our senior credit facility as our new senior credit facility. Our new senior credit facility is with a group of banks and financial institutions, with Wachovia Bank, National Association serving as administrative agent. Our new senior credit facility is comprised of a $70,000 five-year revolving credit line and a

$208,950 six-year term loan. The revolving credit line of the new senior credit facility bears interest at rates ranging from 1.50% to 2.00% over LIBOR or from .50% to 1.00% over a base rate related to the prime rate, and varies according to our ratio of total funded debt to earnings before interest, taxes, depreciation and amortization. The term loan bears interest at a rate of 1.50% over LIBOR or ..25% over a base rate related to the prime rate. The new senior credit facility provides for an unused commitment fee payable to the lenders and certain other fees payable by us and our material subsidiaries. The annual commitment fee rate is .50% of the unused balance. Amounts borrowed under the new senior credit facility may be used to fund working capital and general corporate purposes, including acquisitions, subject to the lenders’ approval in the case of acquisitions with a cash purchase price of over $50,000 or an aggregate purchase price (cash, stock or other consideration) of over $75,000. The terms of the new senior credit facility require compliance with numerous affirmative, negative, and financial covenants. In addition, we are prohibited from paying cash dividends under the terms of our new senior credit facility. Amounts borrowed under the revolving credit line of the new senior credit facility may be repaid and borrowed over the life of the new senior credit facility, with a final maturity date of May 10, 2009. As of December 31, 2005, we had $69,500 of additional borrowing availability under the revolving credit portion of our new senior credit facility. This amount has been reduced by $500 to reflect the aggregate amount of an outstanding standby letter of credit issued under the new senior credit facility to support our obligations incurred in the ordinary course of business. As of December 31, 2005, no amounts had been paid under this letter of credit.

Net cash provided by operating activities totaled $41,963 for the nine months ended December 31, 2005 as compared to net cash provided by operating activities of $37,823 for the prior year period. The increase primarily relates to an increase in net income. Net cash used in investing activities of $28,640 during the nine months ended December 31, 2005 was primarily for purchases of property, equipment and rental equipment, as well as four acquisitions. Net cash used in financing activities of $17,416 during the nine months ended December 31, 2005 was primarily for the purchase of common stock pursuant to the Company’s stock repurchase program.

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

Global Imaging Systems, Inc.
(Registrant)

February 7, 2006	/s/ Raymond Schilling
Date	Raymond Schilling
On behalf of Global Imaging Systems and as Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

(Pursuant to Item 601 of Regulation S-K)

Number	Exhibit
3i.1	Amended and Restated Certificate of Incorporation of Global Imaging Systems, Inc. (1)

3i.2	Certificate of Amendment of Certificate of Incorporation of Global Imaging Systems, Inc. (3)

3ii.1	Amended and Restated Bylaws of Global Imaging Systems, Inc. (1)

3ii.2	Amendment to Amended and Restated Bylaws of Global Imaging Systems, Inc. (2)

4.1	Form of 4% Convertible Senior Subordinated Notes Due 2008. (2)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement of Chief Executive Officer and Chief Financial Officer furnished (not filed) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Global’s Registration Statement on Form S-1, No. 333-48103, as filed with the SEC on May 8, 1998.
(2)	Incorporated by reference to Global’s Registration Statement on Form S-3/A, No. 333-107948, as filed with the SEC on October 7, 2003.
(3)	Incorporated by reference to Global’s Proxy Statement on Form DEF 14A, as filed with the SEC on July 19, 2004.