Form 10-K
period 2006-03-31
GLOBAL IMAGING SYSTEMS INC
filed 2006-06-09
CIK 1050167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

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

Common Stock, $.01 par value

(Title of class)

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such report(s)) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    Yes  ☐    No  ☒

On September 30, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates of the registrant was $759,602,280 based on the closing sale price of $34.05 of the common stock as reported on the Nasdaq National Market on such date. (For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant and their affiliates; such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant.)

As of June 2, 2006, the registrant had 23,900,855 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual report to stockholders for the year ended March 31, 2006 are incorporated by reference into Part II of this annual report. Portions of the proxy statement for the annual stockholders meeting to be held on August 7, 2006 are incorporated by reference into Part III of this annual report.

GLOBAL IMAGING SYSTEMS, INC.

Annual Report on Form 10-K

March 31, 2006

PART I

Item 1. Business

Unless the context otherwise requires, as used in this annual report, the terms “Global,” “Company,” “our,” or “we” refer to Global Imaging Systems, Inc. and its subsidiaries.

General

We are one of the leading providers of office technology solutions to middle-market businesses in the United States, selling and providing primarily contract services for automated office equipment, including copiers, multi-function products (MFPs), facsimile machines and printers, network integration solutions and electronic presentation systems. Incorporating products from the Ricoh family of products, Konica Minolta, Sharp, Canon, Toshiba, Hewlett-Packard, IBM, Microsoft, NEC, Hitachi, InFocus, and other leading companies, we offer solutions for our customers from a network of over 180 locations in 32 states and the District of Columbia. The contractual nature of our service and supply business, tailored lease financing programs, high level of repeat equipment purchases and our emphasis on superior customer service are designed to generate stable and recurring revenue streams.

We principally target businesses with fewer than 1,000 employees, which we refer to as the middle-market. We believe these businesses typically base their purchasing decisions on personal relationships and loyalty inspired by customized solutions and high-quality service rather than basing their purchasing decisions strictly on price. Our localized operations enable our sales and service teams to focus exclusively on the needs of their local middle-market customers and to deliver our products and services in an effective and responsive manner. We believe the middle-market will continue to provide us with attractive revenue opportunities as these businesses continue to demand more sophisticated, integrated office technology solutions. We also target companies with more than 1,000 employees if the companies are geographically centralized. Such centralization provides for more efficient and profitable customer service.

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

Since our founding in June 1994, we have acquired more than 80 businesses, all within the United States, that we have organized as a network of 19 core companies with corresponding satellite businesses. We primarily enter new geographic markets by acquiring additional core businesses. We expand our core markets through acquisitions of satellite businesses, that are typically smaller than, but in close geographic proximity to, our core companies. Administrative functions at satellite businesses are integrated into our core companies, allowing local management teams to focus on delivering superior products and services. Core companies and satellite businesses typically continue to operate under their pre-acquisition names and with their pre-acquisition management teams, thus helping to preserve existing customer relationships. We believe a large number of potential core and satellite acquisition targets exist in the United States, representing additional opportunities to expand our geographic presence and continue our disciplined acquisition strategy. We believe our core and satellite operating model has contributed to our success in the middle-market.

News and information about us is available on our websites, www.gisx.com or www.global-imaging.com. In addition to news and other information about our company, we provide access, free of charge, through these sites to our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, forms disclosing changes in beneficial ownership, and all amendments to those reports as soon as reasonably practicable after we file or furnish them electronically with the Securities and Exchange Commission.

2006 Highlights

During the fiscal year ended March 31, 2006, we acquired six additional businesses that provide office-imaging solutions and related services. Those six businesses represent approximately $28 million in acquired annualized revenues. Aggregate consideration, net of cash acquired, for these acquisitions was approximately $19.9 million, consisting of cash paid to the sellers, acquisition related expenses, and 26,690 shares of our common stock (valued at $0.9 million).

For the fiscal year ended March 31, 2006, we reported record-high revenues, operating income, net income and earnings per share. Compared to prior year results, revenues were up 11.2 percent to $1.0 billion versus $926.5 million, operating income increased 8.2 percent to $114.1 million from $105.4 million, net income was up 8.7 percent to $61.9 million from $57.0 million, and diluted earnings per share were $2.45 versus $2.26 a year ago.

On May 9, 2006, our Board of Directors authorized the redemption of our 4% convertible senior subordinated notes due 2008, with a principal balance of $57.5 million. As of June 8, 2006, all of the notes have been converted to common stock of the Company. Additionally, the Board of Directors also approved a stock repurchase agreement which allows us to repurchase up to $150 million of our outstanding common stock over a three-year period. The Board also authorized a plan for recasting the company’s senior credit facility, and we have agreed upon a term sheet for a new senior credit facility with our agent bank. We expect this new financing will provide us with enhanced strategic flexibility, permit us to execute substantial share repurchases, permit us to pay dividends (if appropriate), extend the maturity of our debt from 2009 to 2011, and lower the overall cost of our debt. We anticipate closing the new credit facility by the end of June 2006.

Our Industry

We are part of the large and growing office technology solutions industry. We believe advances in technology have driven the growing demand for providers that offer a comprehensive range of automated office products and integrated solutions. We compete in three converging sectors: automated office equipment, network integration solutions and electronic presentation systems.

Automated Office Equipment. Dealers in the automated office equipment market, sell and service digital black and white copiers, multi-function products (MFPs), color copiers, “business color” copiers, duplicators, facsimile equipment, printers and scanners.

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

Technological Change is Driving a Convergence of Office Equipment Solutions. The technology of our industry continues to develop rapidly. Digital technology, which allows images to be captured, transmitted, reproduced and stored using networks of personal computers, has in recent years, been incorporated into copiers and electronic presentation systems, leading businesses to demand more comprehensive network integration solutions. We believe the rapid pace of technological change, including the resulting expansion of product offerings, such as “business color” machines, and increase in product support costs, has outpaced the technical, managerial and financial resources of many smaller distributors and service providers, causing some of these businesses to seek larger partners.

Increased Participation of Large Volume Sellers Offering Minimal Service. Office superstores and consumer electronics chains have entered the automated office equipment market, forcing some smaller dealers to either reduce prices or reduce their focus on the middle-market. We believe office superstores and consumer electronics chains, as well as smaller dealers, face difficulty competing in the middle-market because they are not as well equipped to provide the sophisticated support services required to offer mid- and high-range office equipment. Similarly, information technology direct marketers are offering multi-branded hardware and software and original equipment manufacturers are now directly offering their hardware and software products by phone, fax and the Internet. Companies employing these direct selling models typically do not provide the full range of service offerings that are increasingly critical to businesses in the middle-market. We have competed successfully in the middle-market by providing a one-stop solution for our customers’ office technology needs that includes local equipment sales and local support services at a competitive price.

Our Competitive Strengths

Middle-Market Focus. We offer multi-branded solutions at competitive prices in an effort to provide our middle-market customers one-stop shopping for their office technology requirements and network integration needs. We believe middle-market businesses typically base their purchasing decisions on personal relationships and loyalty inspired by customized solutions and high-quality service, rather than relying solely on a competitive bidding processes. We believe that our primary focus on the middle-market customer will continue to provide us with attractive revenue opportunities as these businesses demand more sophisticated, integrated office technology solutions.

Large and Diverse Customer Base. We are not dependent on a few large customers. Approximately 185,000 customers purchased goods or services from us during the fiscal year ended March 31, 2006. Our largest customers account for a low percentage of our revenues. During the fiscal year ended March 31, 2006, our top five customers collectively accounted for less than 5% of our total revenues and no single customer accounted for more than 2% of our total revenues. In addition, our customer base spans virtually every industry from manufacturing, distribution, financial services, healthcare and retail to educational institutions, local and state governments and not-for-profit organizations.

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

Effective Business Model for the Middle-Market. We operate with a localized structure, allowing us to effectively serve and penetrate the middle-market. We believe our experienced local management teams possess a valuable understanding of their specific markets and customer bases. These local management teams are able to focus on delivering superior product and service solutions to their local customer bases because many of the administrative functions of operating their businesses are performed at our headquarters. Local management is supported by our consolidated financial strength and senior corporate management, who focuses on strategy, planning, operational improvements and financial reporting.

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

Important Sales Channel for Many of Our Office Technology Manufacturers. Manufacturers historically have had relatively limited ability to reach and service the middle-market efficiently, instead relying on independent dealers to market and sell their products. Our network of core companies and satellite businesses historically has generated a large sales volume for manufacturers in this market.

Product Offerings from Multiple Vendors. We sell products made by a wide array of leading vendors, including Ricoh and its family of products, Konica Minolta, Sharp, Canon, Toshiba, Hewlett-Packard, IBM, Microsoft, NEC, Hitachi and InFocus. During the fiscal year ended March 31, 2006, we purchased approximately 20%, 19%, and 11% of our equipment, parts and supplies from Ricoh and its family of products, Konica Minolta, and Sharp, respectively. No other single vendor represented in excess of 10% of our purchases. As we are not limited to a single vendor, or even a few vendors, we are able to offer our customers a wide variety of quality office technology solutions. Our wide array of vendors also limits the risks we may face if one of our vendors experiences financial instability or fails to keep pace with the rapid technological development and introduction of new products.

Lease Financing Programs Tailored to the Middle-Market. Our ability to offer customized, third-party lease financing programs and our relationships with leasing companies such as General Electric (GE), Citicapital, US Bancorp and DeLageLanden (DLL), differentiates us from smaller local dealers in our industry. We believe this provides us with a competitive edge in winning business from middle-market businesses where financing is central to equipment purchasing decisions.

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

Our Growth Strategies

Capitalize on Cross-Selling and Recurring Revenue Opportunities. We constantly seek to deliver the highest level of service to our customers. Effective and responsive servicing of our customers has created strong loyalty and the opportunity to cross-sell additional products and services. By leveraging our existing customer base, our cross-selling activities have historically increased our operating efficiency and our margins. Our service and supply activities generally provide us with a recurring source of revenue and increased visibility with our customers. By taking advantage of the after-market opportunities generated by our sales of office technology equipment, we are able to derive a substantial amount of recurring revenue from our installed base through service and supply contracts. During the year, we continued to further develop the print management program, which assists our customers with multiple printers in their workplace to efficiently manage print volumes. This program provides customers with on-site printer management, maintenance support, supplies, desktop support and a custom web-based view of assets, volumes and program performance. These services are effective in creating strong loyalty among existing customers and in providing opportunities to expand our customer base.

Further Penetrate the Middle-Market. The office technology solutions industry is characterized by rapid technological change and growth in product offerings such as “business color” machines. This rapid change and the increasing availability of integrated office solutions present middle-market businesses with opportunities to enhance their financial and operational efficiency. As more middle-market businesses move to take full advantage of these opportunities, we expect to sell more complete office technology solutions. We believe our position as a leading provider of office technology solutions to the middle-market will allow us to meet the needs of these customers and expand our customer base.

Selectively Pursue Strategic Acquisitions. We intend to continue to pursue strategic acquisitions that extend the Company into new geographic markets, broaden our product offerings, increase our market share within the markets we currently serve and further exploit the economies of scale of our core and satellite structure.

Optimize Our Product Sales and Service Mix Using Our Benchmarking Model. Our executives have developed a comprehensive set of performance benchmarks to enable our businesses to optimize product sales and service mix as well as increase operating efficiency and profitability. These benchmarks, which are the focus of internal reporting from our core companies to headquarters, allow our senior and local management teams to monitor and improve virtually every measurable aspect of the operations of each of our companies. Using these criteria, we train our core and satellite business managers to continually optimize their business mix and improve financial performance.

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

Our Acquisition Strategy

Since our founding in June 1994, we have acquired more than 80 businesses, all within the United States, that we have organized as a network of 19 core companies with corresponding satellite businesses. We primarily enter new geographic markets by acquiring additional core companies. We expand our core companies’ markets through the acquisition of satellite businesses, which are typically in close geographic proximity to core companies. Core companies and satellite businesses typically continue to operate under their pre-acquisition names and with their pre-acquisition management teams, thus helping to preserve existing client relationships. Administrative functions at satellite businesses are integrated into our core companies, allowing local management teams to focus on delivering superior products and services.

Core Company Acquisitions. We look for core company acquisition candidates that are led by an experienced management team who will continue to manage the company after we acquire it, have a strong regional market share and can grow internally and through the acquisition of satellite businesses. Historically, we have been successful in retaining the management teams of our core companies.

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

Integration and Transformation. We have substantial experience integrating acquired businesses successfully, and typically integrate acquired businesses into our reporting systems, policies and procedures within 90 days of acquisition. Centralizing back office functions helps us realize synergies and cost savings. Conversely, our localized management structure minimizes many of the issues that typically arise in conjunction with the integration of acquired companies. Finally, our benchmarking model assists our local management teams in monitoring and improving the operations and financial performance of their core company and satellite businesses.

Our Products and Services

We currently sell and service a variety of automated office equipment, network integration solutions and electronic presentation systems. We provide a number of office technology solutions, including the following:

Automated Office Equipment	Network Integration Solutions	Electronic Presentation Systems

Digital black and white copiers

Multi-function products (MFPs)

Color copiers, including business color copiers

Duplicators

Facsimile machines

Printers

Related supply and service contracts

Print management

Training and support

Network design

Network installation

Network software and hardware

Technical support contracts

Network support contracts

Internet services

Wireless network systems

Training and support

Enterprise storage solutions

Document management systems

IP communications

Security solutions

Data and video projectors Interactive whiteboards Video conferencing systems Audio/visual equipment Related supply and service contracts Training and support Control systems

We believe effective and responsive service is essential in obtaining repeat business and in developing new business. We also believe that superior service is the foundation for our profitability and strong recurring revenue streams. To ensure that we provide our customers with excellent service, we employed approximately 1,875 people in service positions as of March 31, 2006. Our service offerings include network design and installation, on-site maintenance and repair visits, technical assistance by telephone and the Internet and training of our customers’ employees.

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

Customers

Most of our customers are middle-market businesses. We are not dependent on a few large customers. Approximately 185,000 customers purchased goods or services from us during the fiscal year ended March 31, 2006. Our largest customers account for a low percentage of our revenues. During the fiscal year ended March 31, 2006, our top five customers collectively accounted for less than 5% of our total revenues and no single customer accounted for more than 2% of our total revenues. In addition, our customer base spans virtually every industry from manufacturing, distribution, financial services, healthcare and retail to educational institutions, local and state governments and not-for-profit organizations.

Sales and Marketing

Our local management teams understand their specific markets and customer relationships. We direct our core and satellite business managers to make local marketing decisions, including product offering mix and developing promotional programs and advertising. As of March 31, 2006, we employed approximately 1,520 people in sales and marketing functions.

Our Vendors

The following table lists the products we sell and their manufacturers in each of the markets we serve:

Automated Office Equipment
Copiers and MFPs:	Canon, Kip, Konica Minolta, Muratec, Panasonic, Sharp, Toshiba, the Ricoh family of products: Ricoh, Savin, Gestetner and Lanier

Facsimile machines:	Canon, Muratec, Panasonic, Ricoh and its family of products, Sharp, Toshiba

Duplicators:	Ricoh and its family of products, Riso, Standard

Printers:	Hewlett-Packard, Konica Minolta, Kyocera Mita, Lexmark, Ricoh and its family of products

Network Integration Solutions
Personal and laptop computers, servers, communication equipment, firewalls and wireless networks:	3Com, ADIC, Adobe, APC, Aprisma, AST Research, Axent Technology, Brocade, Cisco Systems, Commvault, Dell, DoubleTake, EMC, Enterasys Networks, Fortinet, Gateway, Hewlett-Packard, IBM, Intel, ISS, KVS, Lefthand Networks, McData, NEC America, Network Associates, Oracle, Quantum, Radware, RSA, Servgate, Shoretel, SofTek, SpectraLogic, Sun/Storagetek, Sun Microsystems, Symantec, Toshiba, VMWare, Xircom

Networking software:	Citrix, E Presence, Microsoft, Novell, OpenView, RedHat, SUSE, Veritas Software

Electronic Presentation Systems
Large screen display devices:	Casio, Epson America, Hitachi, InFocus, Mitsubishi, NEC Technologies, Sanyo, Sharp, Sony, Toshiba

Video conferencing hardware and software:	Polycom, Tandberg, Starbak Communications, V-Brick

Interactive whiteboards:	Numonics, SMART Technologies

Control systems:	AMX, Crestron, Extron

Our agreements with vendors permit us to sell particular products on a nonexclusive basis in specific geographic areas. In most cases, our agreements extend for one-year renewable terms that we or the vendor can choose not to renew with 30-days notice. In addition, our vendors can terminate our agreements upon notice if we do not meet minimum purchase quotas or other requirements or under other conditions, including a change in our ownership. We receive incentives from some of our vendors related to volume rebates, cooperative advertising allowances, discounts for early payment and other arrangements.

Lease Financing and Rentals

In our fiscal year ended March 31, 2006, over 86% of our automated office equipment sales were financed for our customers by third-party leasing companies, such as GE. For fiscal year 2006, the GE program accounted for the majority of our automated office equipment lease financing. The advantages of this program include better lease rates and terms than are generally available to individual copier dealers and more control over leased equipment under already negotiated terms at the end of the lease term. We entered into an amended and restated agreement on January 21, 2004 with GE with a term of three and one half years expiring on June 30, 2007. Our prior agreement with GE had an initial term of five years, which commenced on October 1, 1999 and continued through June 30, 2004. All leases that are entered into during the term of the agreement will continue in effect after the termination of the agreement. GE may terminate the agreement upon 90-days written notice under certain circumstances, including if we fail to meet our annual minimum volume commitment or if there is a material deterioration in the performance of the lease portfolio. Under the terms of the agreement, we are required to provide GE with the first opportunity to offer lease financing to 90% of our leasing customers. While our lease financing programs are used primarily by our customers who look to acquire automated office equipment, lease financing is available for the acquisition of most of the office technology solutions we offer.

In some cases, our automated office equipment dealers also rent equipment. Rental arrangements provide us with a steady monthly revenue stream and give us control over disposition of the equipment at the end of the rental term.

Competition

We operate in highly competitive markets, which force us to compete aggressively for customers. Our competitors in the automated office equipment market who sell to the middle-market include large, independent dealers, IKON Office Solutions and to a lesser extent, Xerox, Danka and Oce/Imagistics. Our competition also includes manufacturers’ sales and service divisions, including those of Canon, Konica Minolta and Xerox and office superstores and consumer electronics chains. The principal areas of competition in this market include price and product capabilities, quality and speed of post-sales service support, availability of equipment, parts and supplies, speed of delivery and availability and terms of financing, leasing or rental programs.

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

Employees and Training

As of March 31, 2006, we employed approximately 4,230 people, only 50 of whom worked at our corporate headquarters in Tampa, Florida. Approximately 1,520 employees work in sales and marketing, 1,875 in service and 835 in operations and administration. None of our employees are covered by collective bargaining agreements. We believe we have good relations with our employees.

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

Information Technology Systems

Almost all of our companies use the same information system for managing financial reporting, collections, billing, service/service dispatch and cash accumulation information. Newly acquired core companies and satellite businesses are typically transitioned to this system generally within 90 days of acquisition. Maintaining a common information system along with our broadband connection enables us to monitor financial information, centralize back-office functions and communicate effectively throughout our entire organization, giving us a competitive advantage.

Item 1A. Risk Factors

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

We depend on our core company presidents to operate our business and integrate acquired businesses profitably and timely. Our localized management structure depends on the ability of these core company presidents to effectively and efficiently manage our businesses. Our core company presidents generally have extensive industry experience and long-standing relationships with the customers in the regions they serve. The loss of any of our core company presidents could result in the loss of these valuable relationships, disrupt operations, divert the attention of our senior executives and adversely impact our revenues.

Our markets are highly competitive.

We operate in highly competitive markets, which force us to compete aggressively for customers.

Our competitors in the automated office equipment market who sell to the middle-market include large, independent dealers, IKON Office Solutions, and to a lesser extent, Xerox, Danka and Oce/Imagistics. Our competition also includes manufacturers’ sales and service divisions, office superstores and consumer electronics chains.

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

We have significant debt service obligations. Substantially all of our real and personal property used in our business operations secures our obligations under our credit facilities. Our indebtedness may pose important consequences to investors, including the risks that:

•	we will use a substantial portion of our cash flow from operations to pay principal and interest on our debt, thereby reducing the funds available for acquisitions, working capital, capital expenditures and other general corporate purposes;

•	increases in our borrowings under our credit facilities may make it more difficult to satisfy our debt obligations;

•	some of our borrowings under our credit facilities may bear interest at variable rates, which could create higher debt service requirements if market interest rates increase;

•	our degree of leverage may limit our ability to withstand competitive pressure and could reduce our flexibility in responding to changes in business and economic conditions; and

•	our degree of leverage may hinder our ability to adjust rapidly to changing market conditions and could make us more vulnerable to downturns in the economy or in our industry.

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

The majority of our revenues come from the sale of office technology solutions equipment and from service and supply contracts for this equipment. As a result, our success depends on our access to reliable sources of equipment, parts and supplies at competitive prices. During the fiscal year ended March 31, 2006, we purchased approximately 20%, 19% and 11% of our equipment, parts and supplies from Ricoh and its family of products, Konica Minolta and Sharp, respectively. In addition, we also receive incentives from these and other key vendors related to volume rebates, cooperative advertising allowances and other programs and agreements. There is no guarantee that Ricoh and its family of products, Konica Minolta, Sharp, or any of our other vendors will continue to sell their products to us, or that they will do so at competitive prices. There is also no assurance that they will continue to offer us the vendor incentive programs we have received historically. Finally, other factors, including reduced access to capital resulting from economic conditions, may impair our vendors’ ability to provide products in a timely manner or at competitive prices.

Technological developments will affect our business.

We must continue to respond to the rapidly changing environment in the office technology solutions industry. Our business would be adversely affected if we or our suppliers fail to anticipate which products or technologies will gain market acceptance or if we cannot sell these products at competitive prices. We cannot be certain that manufacturers of popular products will permit us to market their newly developed equipment. In addition, new products containing new technology may be sold through other channels of distribution. Technological advancements may result in lower per unit costs, which in turn may reduce our revenues. Similarly, reliability improvements may reduce our service revenues. Lastly, because we incur increased expenses to train our sales and service personnel on any new technologies, our operating margins may be negatively affected.

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

Integrating businesses we acquire may involve unanticipated delays, costs and/or other operational and financial problems. Successful integration of the businesses we acquire depends on a number of factors, including our ability to transition acquired businesses to our management information systems and the ability of our core companies to integrate acquired satellite businesses into their operations. In integrating businesses we acquire, we may not achieve expected economies of scale or profitability or realize sufficient revenues to justify our investment. For example, if we are unable to increase the sales force productivity at businesses we acquire as quickly as we expect, our operating results may not justify our investment in such businesses. If we encounter unexpected problems at one of the companies we acquire as we try to integrate it into our business, our senior management may be required to expend significant time and attention to address the problems, which would divert their time and attention from other aspects of our business.

We depend on our primary lease financing partner.

In our fiscal year ended March 31, 2006, over 86% of our automated office equipment sales were financed for our customers by third-party leasing companies, such as GE. For fiscal year 2006, the GE program accounted for the majority of all of our automated office equipment lease financing arrangements. These lease financing arrangements permit our customers to lease equipment without having to purchase the equipment with cash. This, in turn, generates sales and service revenue for us. Our amended and restated agreement entered into on January 21, 2004 with GE has a term of three and one half years, and there is no assurance that GE will renew the agreement on terms as favorable to us as those contained in our current agreement, or at all. If GE terminates or fails to renew our financing arrangements, we would need alternative sources of financing for our customers. There is no guarantee we could find an alternative source of financing for our customers. Our inability to provide such financing would likely adversely impact our business.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

None of the individual physical properties we use are material to our business.

Item 3. Legal Proceedings

Currently, Global is not involved in any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Global’s stockholders during the three months ended March 31, 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

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

The notes provide that the Company may redeem the notes at any time after May 20, 2006. Based on favorable market conditions, the Company’s Board of Directors, at a regular meeting of the Board held on May 9, 2006, authorized the Company to redeem the notes. Subsequently, the Company provided a Notice of Redemption to the note holders announcing the Company’s intention to redeem the notes on June 9, 2006 at a redemption price of 101.6% of the principal amount of the notes, plus accrued and unpaid interest up to, but not including, the redemption date. Additionally, the note holders were provided with instructions on how to exercise their right to convert the notes into shares of the Company’s common stock at a conversion price of $23.892 per share which is equivalent to a conversion rate of approximately 41.8550 shares per $1,000 principal amount of notes. As of June 8, 2006, all of the notes have been converted to common stock of the Company.

Issuer Purchases of Equity Securities

No purchases were made during the three months ended March 31, 2006.

The other information required by this item is set forth in Note 17 of the Notes to Consolidated Financial Statements appearing in our 2006 Annual Report to Stockholders and is incorporated herein by reference. Portions of our 2006 Annual Report to Stockholders that are incorporated into this Form 10-K are filed as Exhibit 13.1 to this Form 10-K.

Item 6. Selected Financial Data

The presentation of selected financial data as of and for the five years ended March 31, 2006 is included in the “Selected Financial Data” section appearing in our 2006 Annual Report to Stockholders, and is incorporated by reference into this Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section appearing in our 2006 Annual Report to Stockholders, and is incorporated by reference into this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section appearing in our 2006 Annual Report to Stockholders, and is incorporated by reference into this Form 10-K.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary financial information required by this item are set forth in our 2006 Annual Report to Stockholders and are incorporated by reference into this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2006, our disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

(b) Management’s Annual Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management believes that, as of March 31, 2006, the Company’s internal control over financial reporting is effective.

The audited consolidated financial statements of the Company include the results of Scottsboro Business Equipment, Inc., acquired on May 12, 2005; Image Technology Specialists, Inc., acquired on September 28, 2005; Xerographic Solutions, Inc., acquired on November 15, 2005; Copier Sales Consultants, Inc., acquired on December 29, 2005; Servco Business Products, Inc., acquired on March 10, 2006; and Imaging Concepts of New Mexico, Inc, acquired on March 28, 2006, (collectively, the “Acquisitions”.) As permitted by the SEC’s June 23, 2004 implementation guidance to issuers relating to the SEC’s final rules on internal control over financial reporting, management’s assessment does not include an assessment of the internal control over financial reporting of the Acquisitions. None of these acquisitions is significant.

The Company’s independent registered public accountants have issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears below.

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Shareholders

Global Imaging Systems, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Global Imaging Systems, Inc. maintained effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Global Imaging Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

As described in Management’s Annual Report on Internal Control over Financial Reporting, the audited consolidated financial statements of the Company include the results of Scottsboro Business Equipment, Inc., acquired on May 12, 2005; Image Technology Specialists, Inc., acquired on September 28, 2005; Xerographic Solutions, Inc., acquired on November 15, 2005; Copier Sales Consultants, Inc., acquired on December 29, 2005; Servco Business Products, Inc., acquired on March 10, 2006; and Imaging Concepts of New Mexico, Inc, acquired on March 28, 2006, (collectively, the “Acquisitions”.) As permitted by the SEC’s June 23, 2004 implementation guidance to issuers relating to the SEC’s final rules on internal control over financial reporting, management’s assessment does not include an assessment of the internal control over financial reporting of the Acquisitions. None of these acquisitions is significant. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the Acquisitions.

In our opinion, management’s assessment that Global Imaging Systems, Inc. maintained effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Global Imaging Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of March 31, 2006 and March 31, 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three fiscal years in the period ended March 31, 2006 of Global Imaging Systems, Inc. and our report dated May 24, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Tampa, Florida

May 24, 2006

(c) Changes in internal controls over financial reporting.

None.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information about our directors, nominees for director and executive officers and our Code of Conduct is contained in our Proxy Statement for the 2006 annual meeting of shareholders to be held on August 7, 2006 (“Proxy Statement”). This information is incorporated by reference.

Information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of our Proxy Statement.

Information regarding audit committee financial experts is incorporated by reference from the section entitled “Audit Committee” of our Proxy Statement.

Item 11. Executive Compensation

Information about compensation of our executive officers for the year ended March 31, 2006 is contained in our Proxy Statement under the caption “Executive Compensation.” This information is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information about the security ownership of certain beneficial owners and our management is contained in our Proxy Statement under the caption “Voting Securities and the Principal Holders Thereof.” This information is incorporated by reference. Information about our equity compensation plans is contained in our Proxy Statement under the caption “Equity Compensation Plan Information.” This information is incorporated by reference.

Item 13. Certain Relationships and Related Transactions

Information about certain relationships and transactions is contained in our Proxy Statement under the caption “Certain Relationships and Transactions.” This information is incorporated by reference.

Item 14. Principal Accounting Fees and Services

Information about our independent registered certified public accounting firm is contained in our Proxy Statement under the caption “Independent Registered Public Accounting Firm.” This information is incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)

1.	Financial Statements

The consolidated financial statements as of March 31, 2006 and 2005 and for each of the three years in the period ended March 31, 2006, together with the report thereon of Ernst & Young LLP dated May 24, 2006 appearing in our 2006 Annual Report to Stockholders are incorporated by reference into Part II, Item 8 of this Form 10-K. With the exception of the information incorporated by reference in Part II, Items 5, 6, 7, 7A and 8 of this Form 10-K, our 2006 Annual Report to Stockholders is not to be deemed filed as part of this report.

Consolidated Balance Sheets as of March 31, 2006 and 2005

Consolidated Statements of Income for the years ended March 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended March 31, 2006, 2005 and 2004

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended March 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

Report of Independent Registered Certified Public Accounting Firm

2.	Financial Statement Schedules Required by Item 8

Included in this annual report is the following additional financial data, which should be read in conjunction with the consolidated financial statements in Global’s 2006 Annual Report to Stockholders:

Report of Independent Registered Certified Public Accounting Firm

Schedule II—Valuation and Qualifying Accounts for each of the three years in the period ended March 31, 2006

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
Thomas S. Johnson Chairman and Chief Executive Officer

Date: June 9, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of June 9, 2006.

Name	Title

/s/ Thomas S. Johnson Thomas S. Johnson	Chairman and Chief Executive Officer (Principal Executive Officer), Director

/s/ Raymond Schilling Raymond Schilling	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer); Director

/s/ Michael E. Shea, Jr. Michael E. Shea, Jr.	President and Chief Operating Officer, Director

/s/ Mark A. Harris Mark A. Harris	Director

/s/ Daniel T. Hendrix Daniel T. Hendrix	Director

/s/ R. Eric McCarthey R. Eric McCarthey	Director

/s/ Edward N. Patrone Edward N. Patrone	Director

/s/ M. Lazane Smith M. Lazane Smith	Director

/s/ Edward J. Smith Edward J. Smith	Director

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Global Imaging Systems, Inc.

We have audited the consolidated financial statements of Global Imaging Systems, Inc. as of March 31, 2006 and 2005, and for each of the three years in the period ended March 31, 2006, and have issued our report thereon dated May 24, 2006 (except for the second paragraph of Note 18 as to which the date is June 8, 2006). Our audits also included the financial statement schedule listed in Item 15(a)(2) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Tampa, Florida

May 24, 2006

GLOBAL IMAGING SYSTEMS, INC.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

Allowance for doubtful accounts:

	Balance at the Beginning of the period	Additions		Deductions (2)	Balance at the End of the period
		Charged to Costs and Expenses	Charged to Other Accounts (1)
Year Ended:
March 31, 2004	$2,670,911	$1,143,329	$233,000	$1,199,895	$2,847,345
March 31, 2005	2,847,345	632,843	2,075,869	2,481,971	3,074,086
March 31, 2006	3,074,086	1,644,121	44,031	1,820,230	2,942,008

Reserve for excess and slow-moving inventory:

		Additions
	Balance at the Beginning of the period	Charged to Costs and Expenses	Charged to Other Accounts (1)	Deductions (3)	Balance at the End of the period
Year Ended:
March 31, 2004	$4,708,453	$2,885,906	$198,000	$3,578,881	$4,213,478
March 31, 2005	4,213,478	2,333,204	4,669,134	5,759,386	5,456,430
March 31, 2006	5,456,430	2,308,234	807,654	3,466,018	5,106,300

(1)	These amounts primarily represent reserve balances acquired in connection with business combinations.
(2)	Represents accounts written off during the year net of recoveries.
(3)	Represents the write-down of inventory to the lower of cost or market.

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Global Imaging Systems, Inc. (Incorporated by reference to Global’s Registration Statement on Form S-1, No. 333-48103, as filed with the SEC on May 8, 1998)

3.2	Amended and Restated Bylaws of Global Imaging Systems, Inc. (Incorporated by reference to Global’s Registration Statement on Form S-1, No. 333-48103, as filed with the SEC on May 8, 1998)

3.3	Amendment to Amended and Restated Bylaws of Global Imaging Systems, Inc. (Incorporated by reference to Global’s Registration Statement on Form S-3/A No. 333-107948, as filed with the SEC on October 7, 2003)

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Global Imaging Systems, Inc. (Incorporated by reference to Global’s Proxy Statement on DEF 14A, as filed with the SEC on July 19, 2004)

4.1	Specimen common stock certificate. (Incorporated by reference to Global’s Registration Statement on Form S-1, No. 333-48103, as filed with the SEC on May 8, 1998)

4.2	Indenture dated as of May 16, 2003 between Global, the subsidiary guarantors and the Bank of New York, as Trustee, relating to the 4% Convertible Senior Subordinated Notes due 2008. (Incorporated by reference to Global’s Annual Report on Form 10-K for the period ended March 31, 2003)

4.3	Form of Global Note. (Incorporated by reference to Global’s Annual Report on Form 10-K for the period ended March 31, 2003)

4.4	Form of Certificated Note. (Incorporated by reference to Global’s Annual Report on Form 10-K for the period ended March 31, 2003)

4.5	Second Amended and Restated Credit Agreement, dated as of June 25, 2003, by and among Global and certain of its subsidiaries, as Borrowers, the Lenders referred to therein and Wachovia Bank, National Association, as Administrative Agent, General Electric Capital Corporation, as Syndication Agent, and SunTrust Bank, as Documentation Agent. (Incorporated by reference to Global’s Annual Report on Form 10-K for the period ended March 31, 2003)

4.6	Amended and Restated Security Agreement, dated as of June 25, 2003, by and among Global and certain of its subsidiaries, as Grantors, and Wachovia Bank, National Association, as Administrative Agent, for the benefit of itself and the Lenders referred to therein. (Incorporated by reference to Global’s Annual Report on Form 10-K for the period ended March 31, 2003)

4.7	Amended and Restated Pledge Agreement, dated as of June 25, 2003, by and among Global and certain of its subsidiaries, as Pledgors, and Wachovia Bank, National Association, as Administrative Agent, for the benefit of itself and the Lenders referred to therein. (Incorporated by reference to Global’s Annual Report on Form 10-K for the period ended March 31, 2003)

4.8	First Amendment to Second Amended and Restated Credit Agreement, dated as of December 10, 2003. (Incorporated by reference to Global’s Quarterly Report on Form 10-Q for the period ended December 31, 2003)

4.9	Second Amendment to Credit Agreement, dated as of May 10, 2004, by and among Global and certain of its subsidiaries, as Borrowers, the Lenders referred to therein and Wachovia Bank, National Association, as Administrative Agent, General Electric Capital Corporation, as Syndication Agent, and SunTrust Bank, as Documentation Agent. (Incorporated by reference to Global’s Annual Report on Form 10-K for the period ended March 31, 2004)

4.10	Form of 4% Convertible Senior Subordinated Notes Due 2008. (Incorporated by reference to Global’s Registration Statement on Form S-3/A, No. 333-107948, as filed with the SEC on October 7, 2003)

4.11	Stock Purchase Agreement, dated April 5, 2004 by and among Global Imaging Systems, Inc., ITG Acquisition I Corporation, Imagine Technology Group, Inc. and Imagine Technology Group, LLC together with its members. (Incorporated by reference to Global’s Current Report on Form 8-K filed on May 13, 2004)

4.12	Third Amendment to Credit Agreement dated as of March 11, 2005. (Incorporated by reference to Global’s Current Report on Form 8-K filed on March 17, 2005)

10.1	Form of Indemnification Agreement between Global and its directors and executive officers. (Incorporated by reference to Global’s Registration Statement on Form S-1, No. 333-48103, as filed with the SEC on May 8, 1998)*

10.2	Director Non-Incentive Stock Option Agreement. (Incorporated by reference to Global’s Registration Statement on Form S-8, No. 333-80801, as filed with the SEC on June 16, 1999)*

10.3	Form of Non-Incentive Stock Option Agreement. (Incorporated by reference to Global’s Registration Statement on Form S-8, No. 333-74786, as filed with the SEC on December 7, 2001)

10.4	Amended and Restated 2001 Stock Option Plan. (Incorporated by reference to Global’s Annual Report on Form 10-K/A for the period ended March 31, 2002)

10.5	Thomas S. Johnson Restricted Stock Agreement dated June 27, 2002. (Incorporated by reference to Global’s Quarterly Report on Form 10-Q for the period ended June 30, 2002)*

10.6	Raymond Schilling Restricted Stock Agreement dated June 27, 2002. (Incorporated by reference to Global’s Quarterly Report on Form 10-Q for the period ended June 30, 2002)*

10.7	Peter W. Shoemaker Restricted Stock Agreement dated October 1, 2002. (Incorporated by reference to Global’s Quarterly Report on Form 10-Q for the period ended December 31, 2002)*

10.8	Senior Executive Agreement, dated as of February 1, 2003, by and between Global and Todd S. Johnson. (Incorporated by reference to Global’s Quarterly Report on Form 10-Q for the period ended June 30, 2003)*

10.9	Senior Executive Agreement, dated as of February 1, 2003, by and between Global and Alfred N. Vieira. (Incorporated by reference to Global’s Quarterly Report on Form 10-Q for the period ended June 30, 2003)*

10.10	Registration Rights Agreement, dated May 16, 2003, by and among Global, the subsidiary guarantors, Wachovia Securities, Inc., Raymond James & Associates, Inc., SunTrust Capital Markets, Inc. and Robert W. Baird & Co. Incorporated. (Incorporated by reference to Global’s Annual Report on Form 10-K for the period ended March 31, 2003)

10.11	Amended and Restated 1998 Stock Option and Incentive Plan. (Incorporated by reference to Global’s Registration Statement on Form S-8, No. 333-109540, as filed with the SEC on October 7, 2003)*

10.12	Senior Executive Agreement, dated as of July 1, 2003, by and between Global and Teresa N. Dunn. (Incorporated by reference to Global’s Annual Report on Form 10-K for the period ended March 31, 2004)*

10.13	Senior Executive Agreement, dated as of February 1, 2004, by and between Global and Dennis Houseman. (Incorporated by reference to Global’s Annual Report on Form 10-K for the period ended March 31, 2004)*

10.14	Senior Executive Agreement, dated as of February 17, 2004, by and between Global and Lawrence Paine. (Incorporated by reference to Global’s Annual Report on Form 10-K for the period ended March 31, 2004)*

10.15	Senior Executive Agreement, dated as of April 1, 2004, by and between Global and Thomas S. Johnson. (Incorporated by reference to Global’s Annual Report on Form 10-K for the period ended March 31, 2004)*

10.16	Senior Executive Agreement, dated as of April 1, 2004, by and between Global and Raymond Schilling. (Incorporated by reference to Global’s Annual Report on Form 10-K for the period ended March 31, 2004)*

10.17	Termination and Waiver of Registration Agreement, dated as of April 2, 2004, by and among Global and the stockholders identified therein. (Incorporated by reference to Global’s Annual Report on Form 10-K for the period ended March 31, 2004)

10.18	Senior Executive Agreement, dated as of May 1, 2004, by and between Global and Cecil A. McClary. (Incorporated by reference to Global’s Annual Report on Form 10-K for the period ended March 31, 2004)*

10.19	2004 Omnibus Long Term Incentive Plan. (Incorporated by reference to Global’s Proxy Statement on Form DEF 18A, as filed with the SEC on July 19, 2004)

10.20	Senior Executive Agreement, dated as of August 1, 2004, by and between Global and C. Michael Moore. (Incorporated by reference to Global’s Quarterly Report on Form 10-Q for the period ended September 30, 2004)*

10.21	Senior Executive Agreement, dated as of January 26, 2005, by and among Global and Michael E. Shea. (Incorporated by reference to Global’s Current Report on Form 8-K filed on January 28, 2005)*

10.22	Senior Executive Agreement, dated as of April 1, 2005, by and among Global and Peter S. Shoemaker. (Incorporated by reference to Global’s Current Report on Form 8-K filed on April 4, 2005)*

10.23	Senior Executive Agreement, dated as of April 1, 2005, by and among Global and Paul A. Schulman. (Incorporated by reference to Global’s Current Report on Form 8-K filed on April 4, 2005)*

10.24	Senior Executive Agreement, dated as of April 1, 2005, by and among Global and Daniel Robert Cooper. (Incorporated by reference to Global’s Current Report on Form 8-K filed on April 4, 2005)*

10.25	Form of Incentive Stock Option Agreement. (Incorporated by reference to Global’s Annual Report on Form 10-K for the period ended March 31, 2003)*

10.26	Form of Non-Incentive Stock Option Agreement. (Incorporated by reference to Global’s Annual Report on Form 10-K for the period ended March 31, 2003)*

10.27	Form of Director’s Non-Incentive Stock Option Agreement. (Incorporated by reference to Global’s Annual Report on Form 10-K for the period ended March 31, 2003)*

10.28	Form of Fiscal Year 2006 Director Election Form (Incorporated by reference to Global’s Current Report on Form 8-K filed on February 11, 2005)*

10.29	Compensation Policy Covering Independent Directors (Incorporated by reference to Global’s Current Report on Form 8-K filed on February 11, 2005)*

10.30	Senior Executive Agreement, dated as of May 26, 2005, by and among Global and Todd S. Johnson. (Incorporated by reference to Global’s Current Report on Form 8-K filed on June 1, 2005)*

13.1	Incorporated portions of Annual Report to Stockholders for the Year Ended March 31, 2006 +

14.1	Code of Business Conduct and Ethics. (Incorporated by reference to Global’s Annual Report on Form 10-K for the period ended March 31, 2004)

21.1	Subsidiaries of Global. +

23.1	Consent of Independent Registered Certified Public Accounting Firm. +

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

32.1	Written Statement of Chief Executive Officer furnished (not filed) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

32.2	Written Statement of Chief Financial Officer furnished (not filed) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

+	Filed herewith.
*	Management contract or compensatory plan, contract or arrangement.