Form 10-Q
period 2006-06-30
GLOBAL IMAGING SYSTEMS INC
filed 2006-08-08
CIK 1050167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such

report(s), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2006:
Common stock, par value $.01 per share	25,932,138

PART I – FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

GLOBAL IMAGING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	June 30, 2006	March 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$4,661	$51,610
Accounts receivable, net of allowance for doubtful accounts ($3,210 and $2,942 at June 30, 2006 and March 31, 2006, respectively)	135,881	131,497
Inventories, net	94,926	98,073
Deferred income taxes	8,957	8,937
Prepaid expenses and other current assets	8,244	5,820

Total current assets	252,669	295,937
Rental equipment, net	16,128	15,687
Property and equipment, net	17,937	17,810
Other assets	2,100	2,034
Goodwill and other intangible assets, net	562,589	553,189

Total assets	$851,423	$884,657

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,605	$65,890
Accrued liabilities	12,895	12,697
Accrued compensation and benefits	14,497	22,489
Accrued interest	34	1,424
Current maturities of long-term debt	24	2,133
Deferred revenue	27,651	27,159
Income taxes payable	7,187	7,711

Total current liabilities	115,893	139,503
Deferred income taxes	44,172	42,247
Long-term debt, less current maturities	180,009	260,713
Other long-term liabilities	—	976

Total liabilities	340,074	443,439
Stockholders’ equity:
Preferred stock, $.01 par value: 20,000,000 shares authorized: no shares issued	—	—
Common stock, $.01 par value: 80,000,000 shares authorized: 26,827,176 and 24,008,934 shares issued and 25,927,138 and 23,420,096 shares outstanding at June 30, 2006 and March 31, 2006, respectively	268	240
Common stock held in treasury, at cost: 900,038 and 588,838 shares at June 30, 2006 and March 31, 2006, respectively	(31,681)	(19,133)
Additional paid-in capital	263,682	199,665
Retained earnings	278,178	262,569
Unearned stock-based compensation	—	(2,955)
Accumulated other comprehensive income	902	832

Total stockholders’ equity	511,349	441,218

Total liabilities and stockholders’ equity	$851,423	$884,657

See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended June 30,
	2006	2005
Revenues:
Equipment and supplies sales	$195,653	$182,507
Service and rentals	69,276	63,822

Total revenues	264,929	246,329
Costs and operating expenses:
Cost of equipment and supplies sales	123,521	115,725
Service and rental costs	35,918	33,349
Selling, general and administrative expenses	75,230	69,860
Intangible asset amortization	469	453

Total costs and operating expenses	235,138	219,387

Income from operations	29,791	26,942
Loss on early extinguishment of debt	1,045	—
Interest expense	3,325	3,326

Income before income taxes	25,421	23,616
Income taxes	9,812	8,974

Net income	$15,609	$14,642

Earnings per common share:
Basic	$.65	$.63

Diluted	$.61	$.58

Weighted average number of shares outstanding:
Basic	23,945	23,257
Diluted	26,144	26,157

See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(IN THOUSANDS)

	Three Months Ended June 30,
	2006	2005
OPERATING ACTIVITIES:
Net income	$15,609	$14,642
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	4,003	3,911
Amortization	469	453
Amortization of financing fees	205	272
Non-cash portion of loss on early extinguishment of debt	1,045	—
Tax benefit of stock option exercises and vested restricted stock	—	252
Deferred income tax expense	2,037	1,705
Stock-based compensation expense	744	421

Changes in operating assets and liabilities, net of amounts acquired in purchase business combinations:
Accounts receivable	(3,103)	(475)
Inventories	4,611	(7,913)
Prepaid expenses and other current assets	(2,290)	(1,795)
Other assets	(61)	243
Accounts payable	(15,847)	(11,692)
Accrued liabilities, compensation and benefits and interest	(9,698)	(10,122)
Deferred revenue	(28)	(280)
Income taxes payable	(524)	4,810

Net cash used in operating activities	(2,828)	(5,568)
INVESTING ACTIVITIES:
Purchases of property, equipment and rental equipment	(4,265)	(4,080)
Purchases of businesses, net of cash acquired	(10,188)	(875)

Net cash used in investing activities	(14,453)	(4,955)
FINANCING ACTIVITIES:
Payments on long-term debt	(217,016)	(10,591)
Proceeds from issuances of long-term debt	191,703	15,253
Financing fees paid	(1,958)	15
Purchases of treasury stock	(12,548)	(19,930)
Stock options exercised	7,484	411
Tax benefit of stock option exercises and vested restricted stock	2,667	—

Net cash used in financing activities	(29,668)	(14,842)

Net decrease in cash and cash equivalents	(46,949)	(25,365)
Cash and cash equivalents, beginning of period	51,610	25,365

Cash and cash equivalents, end of period	$4,661	$—

Non-cash financing activity:
Conversion of convertible notes to common stock, net	$56,105	$—

See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (Unaudited)

(IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

	Common Stock
	Number of Shares	Par Value	Held in Treasury, at Cost	Additional Paid-in Capital	Retained Earnings	Unearned Stock-based Compensation	Accumulated Other Comprehensive Income	Total
Balances at March 31, 2006	23,420,096	$240	$(19,133)	$199,665	$262,569	$(2,955)	$832	$441,218

Comprehensive income:
Net income	—	—	—	—	15,609	—	—	15,609
Unrealized gain on derivative instruments	—	—	—	—	—	—	70	70

Total comprehensive income								15,679
Stock options exercised, including income tax benefit	355,587	3	—	10,001	—	—	—	10,004
Repurchases of common stock	(311,200)	—	(12,548)	—	—	—	—	(12,548)
Common stock issued under restricted stock plan, including income tax benefit of vested shares	56,000	1	—	146	—	—	—	147
Redemption of convertible debt	2,406,655	24	—	56,081	—	—	—	56,105
Stock-based compensation expense	—	—	—	744	—	—	—	744
Adoption of SFAS 123(R)- reclassification of unearned stock-based compensation	—	—	—	(2,955)	—	2,955	—	—

Balances at June 30, 2006	25,927,138	$268	$(31,681)	$263,682	$278,178	$—	$902	$511,349

See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included herein. The results of operations for the three-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2007.

The condensed consolidated balance sheet as of March 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Global Imaging Systems, Inc.’s Annual Report on Form 10-K for the year ended March 31, 2006.

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2. STOCK-BASED COMPENSATION

Effective April 1, 2006 (the “Effective Date”), the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and related interpretations, or “SFAS No. 123(R)”. SFAS No. 123(R) requires all share-based payments to employees and non-employee members of the board of directors to be recognized in the Company’s Condensed Consolidated Statement of Income based on their fair values. In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB No. 107”) regarding its interpretation of SFAS No. 123(R) and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R).

SFAS No. 123(R) eliminates the ability to account for stock-based compensation transactions using the intrinsic value method prescribed under APB Opinion No. 25, Accounting for Stock Issued to Employees, and instead, generally requires that such transactions be accounted for using a fair-value based method. Through fiscal year 2006, the Company used the Black-Scholes option-pricing model to determine the fair value of its stock options under SFAS No. 123, Accounting for Stock-Based Compensation, for the pro-forma disclosures required under this pronouncement.

The Company has elected the “modified prospective” method as permitted by SFAS No. 123(R), and accordingly, prior periods have not been restated to reflect the impact of SFAS No. 123(R). The modified prospective method requires compensation expense to be recognized for all share-based awards granted after the Effective Date as well as for all awards granted prior to the Effective Date that remain unvested on the Effective Date. Stock-based compensation expense for awards granted prior to April 1, 2006 is based on the grant date fair value as previously determined under the provisions of SFAS No. 123. Effective April 1, 2006, the Company began to recognize compensation expense, reduced for estimated forfeitures, on a straight-line basis over the requisite service period of the award, which is the vesting term of the outstanding stock awards. The Company estimated the forfeiture rate for the three months ended June 30, 2006 based on its historical experience.

As a result of adopting SFAS No. 123(R), the impact to the consolidated statement of income for the three months ended June 30, 2006 on income before income taxes and net income was a reduction of $306 and $188, respectively, from what would have been presented if the Company had continued to account for stock option awards under APB 25. The impact on basic and diluted earnings per share for the three months ended June 30, 2006 was a reduction of $0.01 per share.

For the three months ended June 30, 2006, the Company recorded total stock-based compensation expense of $744, which is included in “selling, general and administrative expenses” in the Condensed Consolidated Statement of Income.

In accordance with SFAS No. 123(R), for the three months ended June 30, 2006, the Company has presented the tax benefits resulting from tax deductions in excess of compensation cost recognized for those options (excess tax benefits) as a cash flow from financing activities, rather than as a cash flow from operating activities, in the Condensed Consolidated Statement of Cash Flows. Cash received from stock option exercises during the three months ended June 30, 2006 was $7,484 and the benefit received from the tax deduction from stock option exercises and vested restricted stock was $2,667 for the three months ended June 30, 2006.

Prior to the adoption of SFAS No. 123(R), the Company measured compensation expense for its stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25 and related interpretations. Options granted under these plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The Company applied the disclosure-only provisions of SFAS No. 148, which amends SFAS No. 123. SFAS No. 148 allowed for the continued use of the recognition and measurement principles of APB Opinion No. 25 and related interpretations in accounting for those plans; however, it required disclosure of compensation expense as if the fair value-based method had been applied.

In connection with the adoption of SFAS No. 123(R), the company has reclassified the April 1, 2006 unearned stock-based compensation balance of $2,955 to additional paid-in capital.

The following table illustrates the pro forma net income and pro forma earnings per share for the three months ended June 30, 2005, reflecting the compensation cost that the Company would have recorded for its stock option plans had it used the fair value-based method at the date of grant for awards under the plans consistent with the method prescribed by SFAS No. 123.

For Three Months Ended June 30, 2005
Net income, as reported	$14,642
Add: Stock-based compensation expense included in reported net income, net of related tax	421
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(1,466)

Pro forma net income	$13,597

Earnings per share:
Basic – as reported	$.63

Basic – pro forma	$.58

Diluted – as reported	$.58

Diluted – pro forma	$.54

The Company has elected to use the Black-Scholes option-pricing model to determine the fair value of share-based awards under SFAS No. 123(R), which is the same valuation technique previously used for pro forma disclosures under SFAS No. 123. The Black-Scholes option-pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. The Company estimated the expected term of options granted using historical employee exercise behavior. The Company estimated the expected volatility of our common stock at the date of grant using historical volatility over the period equal to the expected term. The risk-free interest rate assumption is determined using the Federal Reserve Treasury Constant Maturity (TCM) rates with maturities similar to those of the expected term of the award being valued. The Company has never paid any cash dividends on our common stock; therefore, the Company assumed an expected dividend yield of zero.

Additionally, SFAS No. 123(R) requires us to estimate pre-vesting option forfeitures at the date of grant and periodically revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We record stock-based compensation expense only for those awards expected to vest using an estimated forfeiture rate based on our historical pre-vesting forfeiture data. Previously, we accounted for forfeitures as they occurred under the pro forma disclosure provisions of SFAS No. 123 for periods prior to fiscal year 2006.

The following table shows our assumptions used to compute the stock-based compensation expense and pro forma information for stock option grants issued during the three months ended June 30, 2006 and 2005.

	Three Months Ended June 30,
	2006	2005
Expected option term (years)	5.1	5.0
Expected volatility	46.6%	62.2%
Expected dividend rate	—	—
Risk-free interest rate	5.0%	4.0%

Equity Incentive Plans

In 1998, the Board of Directors adopted a stock option plan (the “1998 Plan”) under which, as amended to date, 3,320,000 shares of our common stock may be issued pursuant to stock options granted or sold as restricted stock to directors, officers, and employees of and consultants to the Company. As of June 30, 2006, options to purchase 1,370,040 shares of our common stock were outstanding under the 1998 Plan, and 1,801,555 shares of our common stock have been issued under the 1998 Plan upon the exercise of stock options granted. There were 30,905 shares of our common stock available to be issued under the 1998 Plan as of June 30, 2006. During the three months ended June 30, 2006, 10,000 options were granted under the 1998 Plan with an exercise price of $39.52, the market value at the date of grant. In addition, we have also issued 117,500 shares of restricted stock under the 1998 Plan.

In 2001, the Board of Directors adopted the Global Imaging Systems, Inc. 2001 Stock Option Plan (the “2001 Plan”) under which we may grant options to purchase up to 300,000 shares of our common stock to employees of and service providers to Global, except for our executive officers and directors. Stock options granted under the 2001 Plan have the same terms as those granted under the 1998

Plan. As of June 30, 2006, options to purchase 66,635 shares were outstanding under the 2001 Plan, and 219,765 shares of our common stock have been issued under the 2001 Plan upon the exercise of stock options granted. There were 13,600 shares of our common stock available to be issued under the 2001 Plan as of June 30, 2006. During the three months ended June 30, 2006, no options were granted under the 2001 Plan.

On August 16, 2004, our shareholders approved the Global Imaging Systems, Inc. 2004 Omnibus Long Term Incentive Plan (the “2004 Plan”) under which we may grant options to purchase up to 600,000 shares of our common stock to directors, officers, and employees of Global. On August 8, 2005, our shareholders approved an amendment to the 2004 Plan to increase the total shares available for grant to 1,450,000. As of June 30, 2006, options to purchase 786,537 shares were outstanding under the 2004 Plan, and 59,713 shares of our common stock have been issued under the 2004 Plan upon the exercise of stock options granted under the plan. There were 445,750 shares of our common stock available to be issued under the 2004 Plan as of June 30, 2006. In addition, we have also issued 158,000 shares of restricted stock under the 2004 plan. During the three months ended June 30, 2006, 393,500 options were granted under the 2004 Plan with exercise prices ranging from $36.36 to $39.58 per share, the market values at the dates of grant.

In addition to options outstanding under our stock option plans, we have also issued 10,000 options to purchase our common stock at a price of $12.00 per share which may be exercised until July 31, 2008.

The weighted average fair value of options granted during the quarter was $18.54.

The following table summarizes the stock option activity for the three months ended June 30, 2006:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual term (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2006	2,194,999	$25.04

Granted	403,500	$39.01
Exercised	(355,587)	$21.05
Canceled	(9,700)	$31.94

Outstanding at June 30, 2006	2,233,212	$28.17	7.1	$29,286

Options exercisable at June 30, 2006	1,748,312	$25.73	7.1	$27,173

Available for grant at June 30, 2006	490,255

The aggregate intrinsic value in the table above represents the difference between the Company’s closing price on June 30, 2006 and the option exercise price, multiplied by the number of in-the-money options at June 30, 2006. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of stock options exercised during the quarter ended June 30, 2006 was approximately $6,600. As of June 30, 2006, there was $7,775 of total unrecognized stock-based compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 4.6 years. The total fair value of equity-based awards vested during the three months ended June 30, 2006 was $108.

The following table summarizes the restricted stock activity for the three months ended June 30, 2006:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at March 31, 2006	199,000	$27.97
Granted	56,000	$38.22
Exercised/Vested	(27,500)	$24.09
Canceled	—	N/A

Nonvested, June 30, 2006	227,500	$30.96

Total fair value of shares of restricted stock that vested during the three months ended June 30, 2006 was $662. As of June 30, 2006, there was $4,656 of unrecognized stock-based compensation expense related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted average period of 2.1 years.

On March 31, 2006, we accelerated the vesting of 1,431,852 stock options previously issued to officers and employees under the Company’s stock-based compensation plans. Options held by non-employee directors were not accelerated. Shares received upon the exercise of accelerated options held by executive officers and other key members of senior management may not be sold prior to the earlier of the original vesting dates or their termination of employment or service. The vesting acceleration resulted in additional compensation expense to the Company of $488 for fiscal year 2006. The primary purpose of the accelerated vesting was to eliminate future compensation expense the Company would otherwise recognize in its statement of income with respect to these accelerated options upon the adoption of SFAS No. 123(R).

NOTE 3. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution from the exercise of stock options and restricted stock, as well as the conversion of convertible notes into common stock.

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations (shares in thousands):

	Three Months Ended June 30,
	2006	2005
Numerator:
Numerator for basic earnings per share	$15,609	$14,642
Effect of dilutive securities:
4% convertible notes	219	443

Numerator for diluted earnings per share	$15,828	$15,085

Denominator:
Denominator for basic earnings per share	23,945	23,257
Effect of dilutive securities:
4% convertible notes	1,729	2,407
Employee stock options and restricted stock	470	493

Denominator for diluted earnings per share	26,144	26,157

As further described in Note 8, during the three-month period ended June 30, 2006, all of the outstanding convertible subordinated notes due 2008 (“Notes”) were converted into shares of our common stock. The above effects of 4% convertible notes only include the impact of the Notes prior to the conversion. Upon conversion, the outstanding shares issued as a result of the conversion of the Notes are treated consistent with other issued shares.

NOTE 4. ACQUISITIONS

During the three months ended June 30, 2006, we acquired two businesses that provide office-imaging solutions and related services. Aggregate consideration, net of cash acquired, for these acquisitions was approximately $10,071, consisting of cash paid to the sellers and acquisition related expenses. Liabilities assumed in connection with these acquisitions totaled approximately $3,650. The fair value of total assets acquired in these acquisitions consisted of approximately $3,078 of tangible assets, net of cash acquired, and approximately $10,643 of intangible assets. We are in the process of completing valuations of certain assets. When our valuation is completed and the purchase price allocation is finalized, there may be additional adjustments to the intangible assets (some of which may be amortizable) and hence there may also be additional adjustments to amortization expense and deferred income taxes. During the three months ended June 30, 2006, we paid $117 of additional acquisition related expenses related to fiscal year 2006 acquisitions.

During the three months ended June 30, 2005, we acquired one business that provides office-imaging solutions and related services. Aggregate consideration, net of cash acquired, for this acquisition was approximately $811, consisting of cash and acquisition related expenses. Liabilities assumed in connection with this acquisition totaled approximately $208. The fair value of total assets acquired in the acquisition consisted of approximately $315 of tangible assets, net of cash acquired, and approximately $704 of intangible assets.

All acquisitions have been accounted for using the purchase method of accounting and, accordingly, are included in our results of operations from the effective date of acquisition.

The excess purchase price over the estimated fair values of the underlying assets acquired, including identifiable intangible assets, and liabilities assumed are allocated to goodwill. The primary factors contributing to the recognition of goodwill include the expected synergies to be derived from the business combination, purchasing leverage from increased economies of scale, enhancement or growth of market territories, an industry-seasoned workforce and the reputation of the company being acquired.

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

	Unaudited Pro Forma Three Months Ended June 30,
	2006	2005
Revenues	$265,400	$256,998
Net income	$15,628	$15,202

Earnings per common share:
Basic	$.65	$.65
Diluted	$.61	$.60

NOTE 5. COMPREHENSIVE INCOME

The following table presents a reconciliation of comprehensive income, comprised of net income and the unrealized gain (loss) on cash flow hedges.

	Three Months Ended June 30,
	2006	2005
Net income	$15,609	$14,642
Unrealized gain (loss) on cash flow hedges, net of tax	70	(262)

Total comprehensive income	$15,679	$14,380

NOTE 6. DERIVATIVES

We enter into swap and interest rate cap agreements to hedge the fluctuations in variable interest rates and do not use derivative instruments for speculative purposes.

In December 2004, we entered into two forward swap agreements which we accounted for as cash flow hedges. The agreements effectively convert $40,000 of our variable rate debt to fixed-rate debt, reducing the exposure to changes in interest rates. Under the first swap agreement, we received an average LIBOR variable rate of 4.98% and paid an average LIBOR fixed rate of 3.85% for the period from April 1, 2006 to June 30, 2006. Under the second swap agreement, we received an average LIBOR variable rate of 4.98% and paid an average LIBOR fixed rate of 3.87% for the period from April 1, 2006 to June 30, 2006. Both agreements are effective for a period of two years, beginning December 2005.

In May 2005, we entered into a forward swap agreement which we accounted for as a cash flow hedge. The agreement effectively converts $30,000 of our variable-rate debt to fixed-rate debt, reducing our exposure to changes in interest rates. Under the agreement, we received an average LIBOR variable rate of 4.97% and paid a LIBOR fixed rate of 4.05% for the period from April 1, 2006 to June 30, 2006. The agreement is effective for a period of two years, beginning September 2005.

The LIBOR interest rates in the preceding paragraphs exclude our applicable interest rate spreads under our credit facilities.

We have recognized a gain, net of tax, of approximately $70 and a loss of approximately $262 for the three-month periods ended June 30, 2006 and 2005, respectively, related to our interest rate swap agreements. These amounts have been recorded in comprehensive income.

In September 2003, we entered into three two-year interest rate cap agreements in notional amounts of $20,000 each. These three cap agreements expired in September 2005. In July 2004, we entered into a two-year interest rate cap agreement in the notional amount of $25,000. In May 2005, we also entered into a two-year forward interest rate cap agreement in the notional amount of $30,000, effective September 2005 (collectively, the Caps). These Caps are not designated as hedging instruments and as such are recorded on the consolidated balance sheet at their estimated fair value, with changes in the fair value being recorded in the consolidated statement of income as an increase or decrease to interest expense during the period of change. The change in the Caps’ fair value resulted in additional interest expense of $25 and $74, before tax, for the three-month periods ended June 30, 2006 and 2005, respectively. The July 2004 cap limits our interest rate risk exposure for the related notional amounts to a 4.00% LIBOR rate plus the applicable margin. The September 2005 cap limits our interest rate risk exposure for the related notional amount to a 5.50% LIBOR rate plus the applicable margin. We have received $40 under the July 2004 Cap agreement.

NOTE 7. STOCK REPURCHASE PROGRAM

On May 9, 2006, our Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $150,000 of Global common stock over a three-year period. During the three months ended June 30, 2006, we repurchased a total of 311,200 shares of common stock for an aggregate purchase price of $12,537, excluding commissions.

NOTE 8. LONG-TERM DEBT

Our long term debt consisted of the following as of June 30, 2006 and March 31, 2006:

	June 30, 2006	March 31, 2006
Senior Credit Facility:
Term Loan	$150,000	$205,293
Revolving Line of Credit	30,000	—
Convertible Senior Subordinated Notes, 4% due May 2008	—	57,500
Various notes payable	33	53

Total long-term debt	180,033	262,846
Less: Current Maturities	(24)	(2,133)

Long-term debt, less current maturities	$180,009	$260,713

Effective June 29, 2006, we refinanced our prior senior credit facility and entered into a new senior credit agreement. As part of the refinancing, we also reduced our outstanding borrowings by $25,293. Our new senior credit facility is with a syndicate of banks and financial institutions, with Wachovia National Association serving as administrative agent. Our new senior credit facility is comprised of a $200,000 five-year revolving credit line and a $150,000 five-year no amortization term loan. Both the new revolving credit line and the new term loan bear interest, based on the Company’s current leverage ratios, at 1.25% over LIBOR or 100% of a base rate related to the prime rate. The new senior credit facility provides for an unused commitment fee payable to the lenders and certain other fees payable by us and our material subsidiaries. The commitment fee rates range from .225% to .275% of the unused balance. Amounts borrowed under the revolving credit line of the new senior credit facility may be repaid and borrowed over the life of the new senior credit facility, with a final maturity date of June 29, 2011. The terms of the new senior credit facility require compliance with various affirmative, negative, and financial covenants. Amounts borrowed under the senior credit facility may be used to fund working capital, share repurchases and other general corporate purposes, including acquisitions. We are only required to obtain written consent prior to an acquisition if our leverage ratio is greater than 2.75 and there is less than $40 million available under the revolving credit facility. We are permitted to pay cash dividends as long as the Company is in compliance with its covenants.

During the three months ended June 30, 2006, we incurred a loss on early extinguishment of debt in the amount of $1,045 related to the refinancing of our prior senior credit facility.

On May 9, 2006, our Board of Directors authorized the redemption of our 4% convertible senior subordinated notes due 2008, with a principal balance of $57,500. Prior to the June 9, 2006 redemption date, 100 percent of the Notes were converted into 2,406,655 shares of our common stock. The conversion price was $23.892 per share in accordance with the terms of the indenture agreement governing the Notes.

NOTE 9. RECENT ACCOUNTNG PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

NOTE 10. SUBSEQUENT EVENT

On July 18, 2006, the Company’s Board of Directors approved a two-for-one stock split of the Company’s common stock. The split will take the form of a 100% stock dividend, payable August 15, 2006 to stockholders of record on August 1, 2006. Our shares will begin trading on a split-adjusted basis on August 16, 2006. Once the split becomes effective, future presentation of earnings per share will be retroactively restated for all prior periods. Basic and diluted earnings per share, taking into account the effect of the split, for the three months ended June 30, 2006 would have been $0.33 and 0.30, respectively. Basic and diluted earnings per share, taking into account the effect of the split, for the three months ended June 30, 2005 would have been $0.31 and $0.29, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and related notes included elsewhere in this Report on Form 10-Q and our Annual Report on Form 10-K for the year ended March 31, 2006. The discussion in this section contains forward-looking statements, including statements relating to the pace of our future acquisitions and overall growth, the benefits that will be realized by businesses we have acquired or may acquire, our future product and service offerings, pace of borrowings and future cash flows. These forward-looking statements are based largely on management’s current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to risks, uncertainties and assumptions, which could cause our actual results to differ materially from the results suggested by these forward-looking statements. Some factors that may cause our results to differ materially from these statements are:

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

Information regarding many of these factors and other factors that may cause our actual results to differ materially from those contained in the forward-looking statements is presented in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended March 31, 2006. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are one of the leading providers of office technology solutions to middle-market businesses in the United States, selling and providing primarily contract services for automated office equipment, including copiers, multi-function products (MFPs), facsimile machines and printers, network integration solutions and electronic presentation systems. We believe that the markets for our products and services are converging as technology advancements and innovation produce increases in automated office equipment functionality and networking capabilities. Incorporating products from the Ricoh family of products, Konica Minolta, Sharp, Canon, Toshiba, Hewlett-Packard, IBM, Microsoft, NEC, Hitachi, InFocus and other leading companies, we offer solutions for our customers from a network of more than 180 locations in 32 states and the District of Columbia. The contractual nature of our service and supply business, tailored lease financing programs, high level of repeat equipment purchases and our emphasis on superior customer service generate stable and recurring revenue streams. Since our founding in June 1994, we have acquired more than 80 businesses, all within the United States, which we have organized as a network of 19 core companies with corresponding satellite businesses. We believe the businesses we have acquired and the businesses we acquire in the future will benefit from our various programs and operating strategies. These benefits include increased operating efficiencies, the support of experienced and professional senior management, expansion of the types of office imaging products and services offered, increased access to capital and enhanced financial management.

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

Our gross profit as a percentage of revenues varies from period to period depending on a number of variables including the mix of revenues from equipment, supplies, service and rentals; the mix of revenues among the markets we serve; and the mix of revenues of the businesses we have acquired. Automated office equipment dealers typically derive a higher percentage of their revenues from service and rentals and a lower percentage from sales of equipment and supplies than do network integrators or electronic presentation systems dealers. Generally, sales of equipment and supplies have lower gross profit margins than revenues from service and rentals. In addition, equipment sales in the automated office equipment market generally have higher gross profit margins than equipment sales in the network integration or electronic presentation systems markets.

Cost of goods sold consists primarily of the cost of new equipment, cost of supplies and parts, labor costs to provide services, rental equipment depreciation and other direct operating costs. We depreciate our rental equipment primarily over a three-year period on a straight-line basis.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an ongoing basis, we evaluate these estimates, including those related to accounts receivable, inventories, vendor incentives, intangible assets and contingencies. Our judgments and estimates are based on currently available information, historical results and other assumptions we believe to be reasonable. Actual results could differ materially from these estimates. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Accounts Receivable

We maintain allowances for doubtful accounts for estimated losses arising from the inability of our customers to make required payments. We evaluate the need for adjustments to our allowance for doubtful accounts at least quarterly. Our estimate of losses is based upon prior collection experience, a review of specific customers and their ability to pay, and an overall consideration of current economic conditions. If the financial condition of our customers were to deteriorate, resulting in a reduced ability to make payments, additional allowances may be required which would reduce net income.

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

Vendor Incentives

We receive incentives from some of our vendors related to volume rebates, cooperative advertising allowances and other programs or agreements. Certain incentive programs are generally for quarterly periods and historically have not varied significantly from quarter to quarter. There are also certain annual volume rebate programs offered by some of our vendors. We do not record any volume rebate until it is probable that it will be earned and the amount can be reasonably estimated. We record unrestricted volume rebates received as a reduction of inventories and recognize the incentives as a reduction to cost of sales when the related inventories are sold. Cooperative advertising allowances are generally required by the vendor to be used by us exclusively for advertising or other marketing programs. These restricted cooperative advertising allowances are recognized as a reduction to selling, general and administrative expenses as the related marketing expenses are incurred. Amounts received or receivable from vendors that are not yet earned are deferred. In addition, we receive early payment discounts from certain vendors. We record early payment discounts received as a reduction of inventories and recognize the discount as a reduction to cost of sales when the related inventories are sold.

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

Contingencies

We accrue amounts for losses arising from contingent obligations when the obligations are probable and the amounts are reasonably estimable. As facts concerning contingencies become known, we reassess our position and make appropriate adjustments to the consolidated financial statements. Estimates that are particularly sensitive to future charges include tax, legal and other regulatory matters which are subject to change as events evolve and as additional information becomes available during the administrative and litigation process.

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

	Three Months Ended June 30,
	2006	2005
Revenues:
Equipment revenues	$155,310	$145,455
Supplies revenues	40,343	37,052

Equipment and supplies revenues	195,653	182,507

Service revenues	65,505	59,952
Rental revenues	3,771	3,870

Service and rental revenues	69,276	63,822

Total revenues	$264,929	$246,329

Estimated internal growth rates for revenues	3.2%	5.5%

The following table sets forth our gross profit by revenue type and gross profit by revenue type as a percentage of revenue during the periods indicated:

	Three Months Ended June 30,
	2006	2005
Gross profit by revenue type:
Equipment	$53,957	$49,697
Supplies	18,175	17,085
Service	32,126	29,173
Rental	1,232	1,300

Total gross profit	$105,490	$97,255

Gross profit by revenue type as a percentage of revenue:
Equipment	34.7%	34.2%
Supplies	45.1%	46.1%
Service	49.0%	48.7%
Rental	32.7%	33.6%

Total gross profit as a percentage of revenue	39.8%	39.5%

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

Revenues

Total revenues for the three months ended June 30, 2006 were $264,929, which represents an increase of 7.6% over the same period in fiscal year 2006. The increase in revenues was due in part to growth from our existing companies. Our estimated combined internal growth rate for the three months ended June 30, 2006 was 3.2%. The balance of the increase in revenues was due to revenues from two businesses acquired during the three months ended June 30, 2006 and six businesses acquired in fiscal year 2006 that were not a part of our business for the full quarter last year.

Equipment and supplies revenues for the three months ended June 30, 2006 were $195,653, which represents an increase of 7.2% over the same period in fiscal year 2006. Equipment revenues increased 6.8% and supplies revenues increased 8.9%, with the growth due to a combination of revenues from the businesses acquired and internal revenue growth.

Service and rental revenues for the three months ended June 30, 2006 were $69,276, which represents an increase of 8.5% over the same period in fiscal year 2006. Service revenues increased 9.3%, with the growth due to a combination of revenues from the businesses acquired and internal revenue growth. Rental revenues decreased 2.6%. Rentals primarily result from customer preference, as opposed to a significant targeted marketing program. Accordingly, the revenue changes from period to period may not follow overall revenue trends.

As indicated above, our combined internal revenue growth for the three month periods ended June 30, 2006 and 2005 was 3.2% and 5.5%, respectively. We only provide forward guidance for the internal revenue growth for the next quarter of results. We expect the internal revenue growth for the three months ended September 30, 2006 to be in the range of 4% to 6%.

Gross Profit

Gross profit for the three months ended June 30, 2006 totaled $105,490, reflecting an 8.5% increase over the same period in fiscal year 2006. The gross profit increase is due to the new business acquisitions and the growth in revenues from our existing companies.

The gross profit margin for equipment revenues for the three months ended June 30, 2006 increased 0.5 percentage points from the same period one year ago, which is primarily due to an increase in equipment gross profit margins of automated office equipment.

The supplies gross profit margin for the three months ended June 30, 2006 decreased one percentage point as compared to the same period one year ago, primarily due to an decrease in automated office equipment supply gross profit margins.

The service gross profit margin for the three months ended June 30, 2006 increased 0.3 percentage points from the same period one year ago, primarily due to an increase in the gross profit margins in automated office equipment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A expenses, increased 7.7% to $75,230 for the three months ended June 30, 2006. As a percentage of revenues, SG&A expenses were 28.4% for both the three months ended June 30, 2006 and 2005. The overall increase in SG&A expenses for the three months ended June 30, 2006 was primarily due to increased payroll costs resulting from increased revenues and gross profit from our existing companies and SG&A expenses related to newly acquired businesses.

Intangible Asset Amortization

Intangible asset amortization was $469 for the three months ended June 30, 2006 compared to $453 for the same period in fiscal year 2006. This amortization relates to non-compete agreements and customer relationships. The increase primarily relates to amortization resulting from newly acquired businesses.

Income From Operations

Income from operations was $29,791, or 11.2% of total revenues, for the three months ended June 30, 2006 compared to $26,942 or 10.9% of total revenues, for the same period in fiscal year 2006. The increase in the percentage of total revenues is primarily due to the factors discussed above.

Loss on Early Extinguishment of Debt

During the three months ended June 30, 2006, we incurred a loss on early extinguishment of debt in the amount of $1,045 related to the write off of selected financing cost of our debt refinancing.

Interest Expense

Interest expense was essentially flat quarter over quarter, totaling $3,325 for the three months ended June 30, 2006 and $3,326 for the year ago period. The increase in the overall interest rates for the three months ended June 30, 2006 was offset by lower overall borrowings. Interest expense includes the amortization of financing fees incurred in connection with our senior credit facilities and the 4% convertible senior subordinated notes due 2008 prior to their redemption during the three months ended June 30, 2006.

Income Taxes

The provision for income taxes was $9,812 for the three months ended June 30, 2006 compared to $8,974 for the same period in fiscal year 2006. The effective income tax rate was 38.6% for the three months ended June 30, 2006 and 38.0% for the same period in fiscal year 2006. The increase in the effective tax rate is primarily due to a higher combined state income tax rate.

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

Our long term debt consisted of the following as of June 30, 2006 and March 31, 2006:

	June 30, 2006	March 31, 2006
Senior Credit Facility:
Term Loan	$150,000	$205,293
Revolving Line of Credit	30,000	—
Convertible Senior Subordinated Notes, 4% due May 2008	—	57,500
Various notes payable	33	53

Total long-term debt	180,033	262,846
Less: Current Maturities	(24)	(2,133)

Long-term debt, less current maturities	$180,009	$260,713

Effective June 29, 2006, we refinanced our prior senior credit facility and entered into a new senior credit agreement. As part of the refinancing, we also reduced our outstanding borrowings by $25,293. Our new senior credit facility is with a syndicate of banks and financial institutions, with Wachovia National Association serving as administrative agent. Our new senior credit facility is comprised of a $200,000 five-year revolving credit line and a $150,000 five-year no amortization term loan. Both the new revolving credit line and the new term loan bear interest, based on the Company’s current leverage ratios, at 1.25% over LIBOR or 100% of a base rate related to the prime rate. The new senior credit facility provides for an unused commitment fee payable to the lenders and certain other fees payable by us and our material subsidiaries. The commitment fee rates range from .225% to .275% of the unused balance. Amounts borrowed under the revolving credit line of the new senior credit facility may be repaid and borrowed over the life of the new senior credit facility, with a final maturity date of June 29, 2011. The terms of the new senior credit facility require compliance with various affirmative, negative, and financial covenants. Amounts borrowed under the senior credit facility may be used to fund working capital, share repurchases and other general corporate purposes, including acquisitions. We are only required to obtain written consent prior to an acquisition if our leverage ratio is greater than 2.75 and there is less than $40 million available under the revolving credit facility. We are permitted to pay cash dividends as long as the Company is in compliance with its covenants.

On May 9, 2006, our Board of Directors authorized the redemption of our 4% convertible senior subordinated notes due 2008, with a principal balance of $57,500. Prior to the June 9, 2006 redemption date, 100 percent of the Notes were converted into 2,406,655 shares of our common stock. The conversion price was $23.892 per share in accordance with the terms of the indenture agreement governing the Notes.

On July 18, 2006, the Company’s Board of Directors approved a two-for-one stock split of the Company’s common stock. The split will take the form of a 100% stock dividend, payable August 15, 2006 to stockholders of record on August 1, 2006.

Net cash used in operating activities totaled $2,828 for the three months ended June 30, 2006 as compared to net cash used in operating activities of $5,568 for the prior year period. The primary components of the change was an increase in current year net income and better management of overall inventory levels. Net cash used in investing activities of $14,453 during the three months ended June 30, 2006 was primarily for purchases of property, equipment and rental equipment, as well as two acquisitions. Net cash used in financing activities of $29,668 during the three months ended June 30, 2006 was primarily for the purchase of common stock pursuant to the Company’s stock repurchase program and repayment of long term debt as part of the Company’s debt refinancing.

We believe that cash flows from future operations, together with funds available under our new senior credit facility, will be sufficient to fund our operational needs and acquisition growth strategy for at least the next twelve months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk is primarily limited to fluctuations in interest rates as it pertains to our borrowings under our new senior credit facility. There have been no material changes to the information in the Item 7A disclosure made in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

ITEM 4. CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2006, our disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

(b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There have been no changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. – Legal Proceedings

See Part 1, Item 2 – Contingencies

ITEM 1A. – Risk Factors

There has been no material change to the risk factors as set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

ITEM 2. – Unregistered Sales of Equity Securities and Use Of Proceeds

In May 2006, our Board of Directors authorized a share repurchase program of up to $150 million of the Company’s common stock over a three-year period. The share repurchases are made on the open market, through block trades or otherwise. The number of shares purchased and the timing of the purchases is based on working capital requirements, general business conditions and other factors, including alternative investment opportunities. Shares repurchased by the Company are held in treasury for general corporate purposes, including issuances under employee equity incentive plans and acquisitions.

The following table presents information with respect to purchases of common stock by the Company under the share repurchase program during the quarter ended June 30, 2006:

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plan or programs	Maximum dollar value of shares that may yet be purchased under the plan or programs
April 1 – April 30, 2006	—	$—	—
May 1 – May 31, 2006	138,700	39.73	138,700
June 1 – June 30, 2006	172,500	40.74	172,500

Total	311,200	$40.29	311,200	$137,462,854

(1)	Excludes commissions.

ITEM 3. Defaults upon Senior Securities

None

ITEM 4. Submission of Matters and a Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits

The Exhibit Index filed herewith is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Imaging Systems, Inc.
(Registrant)

August 8, 2006	/s/ Raymond Schilling
Date	Raymond Schilling
On behalf of Global Imaging Systems and as Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

(Pursuant to Item 601 of Regulation S-K)

Number	Exhibit

3i.1	Amended and Restated Certificate of Incorporation of Global Imaging Systems, Inc. (1)

3i.2	Certificate of Amendment of Certificate of Incorporation of Global Imaging Systems, Inc. (3)

3ii.1	Amended and Restated Bylaws of Global Imaging Systems, Inc. (1)

3ii.2	Amendment to Amended and Restated Bylaws of Global Imaging Systems, Inc. (2)

4.1	Form of 4% Convertible Senior Subordinated Notes Due 2008. (2)

*10.1	Form of Agreement restricting the sale of shares of Common Stock acquired by Company executives upon the Exercise of accelerated options

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Written Statement of Chief Executive Officer and Chief Financial Officer furnished (not filed) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
(1)	Incorporated by reference to Global’s Registration Statement on Form S-1, No. 333-48103, as filed with the SEC on May 8, 1998.
(2)	Incorporated by reference to Global’s Registration Statement on Form S-3/A, No. 333-107948, as filed with the SEC on October 7, 2003.
(3)	Incorporated by reference to Global’s Proxy Statement on Form DEF 14A, as filed with the SEC on July 19, 2004.