Form 10-Q
period 2006-09-30
GLOBAL IMAGING SYSTEMS INC
filed 2006-11-08
CIK 1050167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒                    Accelerated filer  ☐                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2006:
Common stock, par value $.01 per share	51,120,310

PART I – FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements

GLOBAL IMAGING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	September 30, 2006	March 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$10,112	$51,610
Accounts receivable, net of allowance for doubtful accounts ($3,597 and $2,942 at September 30, 2006 and March 31, 2006, respectively)	142,165	131,497
Inventories, net	109,156	98,073
Deferred income taxes	8,957	8,937
Prepaid expenses and other current assets	6,252	5,820

Total current assets	276,642	295,937
Rental equipment, net	17,504	15,687
Property and equipment, net	19,042	17,810
Other assets	1,931	2,034
Goodwill and other intangible assets, net	573,021	553,189

Total assets	$888,140	$884,657

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$66,808	$65,890
Accrued liabilities	14,807	12,697
Accrued compensation and benefits	16,990	22,489
Accrued interest	606	1,424
Current maturities of long-term debt	24	2,133
Deferred revenue	27,799	27,159
Income taxes payable	10,588	7,711

Total current liabilities	137,622	139,503
Deferred income taxes	45,958	42,247
Long-term debt, less current maturities	190,066	260,713
Other long-term liabilities	—	976

Total liabilities	373,646	443,439
Stockholders’ equity:
Preferred stock, $.01 par value: 20,000,000 shares authorized: no shares issued	—	—
Common stock, $.01 par value: 80,000,000 shares authorized: 53,893,452 and 48,017,868 shares issued and 51,202,410 and 46,840,192 shares outstanding at September 30, 2006 and March 31, 2006, respectively	538	480
Common stock held in treasury, at cost: 2,691,042 and 1,177,676 shares at September 30, 2006 and March 31, 2006, respectively	(50,852)	(19,133)
Additional paid-in capital	268,027	199,425
Retained earnings	296,194	262,569
Unearned stock-based compensation	—	(2,955)
Accumulated other comprehensive income	587	832

Total stockholders’ equity	514,494	441,218

Total liabilities and stockholders’ equity	$888,140	$884,657

See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended September 30,
	2006	2005
Revenues:
Equipment and supplies sales	$216,765	$194,993
Service and rentals	69,026	63,818

Total revenues	285,791	258,811
Costs and operating expenses:
Cost of equipment and supplies sales	142,525	126,036
Service and rental costs	36,182	33,076
Selling, general and administrative expenses	75,361	71,099
Intangible asset amortization	437	436

Total costs and operating expenses	254,505	230,647

Income from operations	31,286	28,164
Other income	1,194	—
Interest expense	(3,138)	(3,445)

Income before income taxes	29,342	24,719
Income taxes	11,326	9,443

Net income	$18,016	$15,276

Earnings per common share:
Basic	$.35	$.33

Diluted	$.35	$.30

Weighted average number of shares outstanding:
Basic	51,017	45,810
Diluted	52,081	51,574

See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Six Months Ended September 30,
	2006	2005
Revenues:
Equipment and supplies sales	$412,418	$377,500
Service and rentals	138,302	127,640

Total revenues	550,720	505,140
Costs and operating expenses:
Cost of equipment and supplies sales	266,046	241,761
Service and rental costs	72,100	66,425
Selling, general and administrative expenses	150,591	140,959
Intangible asset amortization	906	889

Total costs and operating expenses	489,643	450,034

Income from operations	61,077	55,106
Other income	1,194	—
Loss on early extinguishment of debt	(1,045)	—
Interest expense	(6,463)	(6,771)

Income before income taxes	54,763	48,335
Income taxes	21,138	18,417

Net income	$33,625	$29,918

Earnings per common share:
Basic	$.68	$.65

Diluted	$.65	$.59

Weighted average number of shares outstanding:
Basic	49,462	46,160
Diluted	52,190	51,943

See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(IN THOUSANDS)

	Six Months Ended September 30,
	2006	2005
OPERATING ACTIVITIES:
Net income	$33,625	$29,918
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,249	8,091
Amortization	906	889
Amortization of financing fees	347	545
Other income	(1,194)	—
Non-cash portion of loss on early extinguishment of debt	1,045	—
Tax benefit of stock option exercises and vested restricted stock	(3,638)	1,159
Deferred income tax expense	4,018	3,671
Stock-based compensation expense	1,582	841
Changes in operating assets and liabilities, net of amounts acquired in purchase business combinations:
Accounts receivable	(8,752)	(4,437)
Inventories	(8,907)	(2,581)
Prepaid expenses and other current assets	(747)	(1,051)
Other assets	108	669
Accounts payable	(3,174)	(13,070)
Accrued liabilities, compensation and benefits and interest	(5,367)	(7,119)
Deferred revenue	(576)	201
Income taxes payable	6,515	7,083
Other long-term liabilities	—	976

Net cash provided by operating activities	24,040	25,785
INVESTING ACTIVITIES:
Purchases of property, equipment and rental equipment	(10,645)	(11,118)
Proceeds from sale of technology training division assets	1,575	—
Purchases of businesses, net of cash acquired	(20,208)	(8,864)

Net cash used in investing activities	(29,278)	(19,982)
FINANCING ACTIVITIES:
Payments on long-term debt	(241,508)	(32,876)
Proceeds from issuances of long-term debt	226,251	31,728
Financing fees paid	(2,112)	—
Purchases of treasury stock	(32,548)	(20,000)
Stock options exercised	10,019	2,096
Tax benefit of stock option exercises and vested restricted stock	3,638	—

Net cash used in financing activities	(36,260)	(19,052)

Net decrease in cash and cash equivalents	(41,498)	(13,249)
Cash and cash equivalents, beginning of period	51,610	25,365

Cash and cash equivalents, end of period	$10,112	$12,116

Non-cash financing activity:
Conversion of convertible notes to common stock, net	$56,105	$—

Treasury stock issued for business purchases	$1,100	$920

See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Unaudited)

(IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

	Common Stock
	Number of Shares	Par Value	Held in Treasury, at Cost	Additional Paid-in Capital	Retained Earnings	Unearned Stock-based Compensation	Accumulated Other Comprehensive Income (Loss)	Total
Balances at March 31, 2006	46,840,192	$480	$(19,133)	$199,425	$262,569	$(2,955)	$832	$441,218
Comprehensive income:
Net income	—	—	—	—	33,625	—	—	33,625
Unrealized loss on derivative instruments	—	—	—	—	—	—	(245)	(245)

Total comprehensive income								33,380
Stock options exercised, including income tax benefit	950,274	9	—	13,501	—	—	—	13,510
Repurchases of common stock	(1,564,365)	—	(32,548)	—	—	—	—	(32,548)
Treasury stock issued in conjunction with acquisitions	50,999	—	829	271	—	—	—	1,100
Common stock issued under restricted stock plan, including income tax benefit	112,000	1	—	146	—	—	—	147
Redemption of convertible debt	4,813,310	48	—	56,057	—	—	—	56,105
Stock-based compensation expense	—	—	—	1,582	—	—	—	1,582
Adoption of SFAS 123(R)- reclassification of unearned stock-based compensation	—	—	—	(2,955)	—	2,955	—	—

Balances at September 30, 2006	51,202,410	$538	$(50,852)	$268,027	$296,194	$—	$587	$514,494

See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included herein. The results of operations for the three- and six-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2007.

The condensed consolidated balance sheet at March 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Global Imaging Systems, Inc.’s Annual Report on Form 10-K for the year ended March 31, 2006.

As further discussed in Note 7, all share and per share data has been adjusted to reflect a two-for-one stock split, effective August 15, 2006.

NOTE 2. STOCK-BASED COMPENSATION

Effective April 1, 2006 (the “Effective Date”), the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and related interpretations, or “SFAS No. 123(R)”. SFAS No. 123(R) requires all share-based payments to employees and non-employee members of the board of directors to be recognized in the Company’s Consolidated Statement of Income based on their fair values. In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB No. 107”) regarding its interpretation of SFAS No. 123(R) and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R).

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

The Company has elected the “modified prospective” method as permitted by SFAS No. 123(R), and accordingly, prior periods have not been restated to reflect the impact of SFAS No. 123(R). The modified prospective method requires compensation expense to be recognized for all share-based awards granted after the Effective Date as well as for all awards granted prior to the Effective Date that remain unvested on the Effective Date. Stock-based compensation expense for awards granted prior to April 1, 2006 is based on the fair value on the date of grant as previously determined under the provisions of SFAS No. 123. Effective April 1, 2006, the Company began to recognize compensation expense, reduced for estimated forfeitures, on a straight-line basis over the requisite service period of the award, which is the vesting term of the outstanding stock awards. The Company estimated the forfeiture rate for the fiscal year 2007 periods based on its historical experience.

As a result of adopting SFAS No. 123(R), the impact to the Consolidated Statement of Income for the three months ended September 30, 2006 on income before income taxes and net income was a reduction of $400 and $246, respectively, from what would have been presented if the Company had continued to account for stock option awards under APB 25. The impact on basic and diluted earnings per share for the three months ended September 30, 2006 was a reduction of less than $0.01 per share.

The impact to the Consolidated Statement of Income for the six months ended September 30, 2006 on income before income taxes and net income was a reduction of $706 and $434, respectively, from what would have been presented if the Company had continued to account for stock option awards under APB 25. The impact on basic and diluted earnings per share for the six months ended September 30, 2006 was a reduction of approximately $0.01 per share.

For the three- and six-month periods ended September 30, 2006, the Company recorded total stock-based compensation expense of $838 and $1,582, respectively, which is included in “selling, general and administrative expenses” in the Condensed Consolidated Statements of Income.

In accordance with SFAS No. 123(R), for the six months ended September 30, 2006, the Company has presented the tax benefits resulting from tax deductions in excess of compensation cost recognized for those options (excess tax benefits) as a cash flow from financing activities, rather than as a cash flow from operating activities, in the Condensed Consolidated Statement of Cash Flows. Cash received from stock option exercises during the six months ended September 30, 2006 was $10,019 and the benefit received from the tax deduction from stock option exercises and vested restricted stock was $3,638 for the six months ended September 30, 2006.

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

The following table illustrates the pro forma net income and pro forma earnings per share for the three- and six-month periods ended September 30, 2005, reflecting the compensation cost that the Company would have recorded for its stock option plans had it used the fair value-based method at the date of grant for awards under the plans consistent with the method prescribed by SFAS No. 123.

	Three Months Ended September 30, 2005	Six Months Ended September 30, 2005
Net income, as reported	$15,276	$29,918
Add: Stock-based compensation expense included in reported net income, net of related tax	260	521
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(1,415)	(2,721)

Pro forma net income	$14,121	$27,718

Earnings per share:
Basic – as reported	$.33	$.65

Basic – pro forma	$.31	$.60

Diluted – as reported	$.30	$.59

Diluted – pro forma	$.28	$.55

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

Additionally, SFAS No. 123(R) requires us to estimate pre-vesting option forfeitures at the date of grant and periodically revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We record stock-based compensation expense only for those awards expected to vest using an estimated forfeiture rate based on our historical pre-vesting forfeiture data. Previously, we accounted for forfeitures as they occurred under the pro forma disclosure provisions of SFAS No. 123 for periods prior to fiscal year 2007.

The following table shows our assumptions used to compute the stock-based compensation expense and pro forma information for stock option grants issued during the three- and six-month periods ended September 30, 2006 and 2005.

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Expected option term (years)	5.1	5.0	5.1	5.0
Expected volatility	43.8%	61.0%	46.5%	62.2%
Expected dividend rate	—	—	—	—
Risk-free interest rate	4.9%	4.1%	5.0%	4.0%

Equity Incentive Plans

In 1998, the Board of Directors adopted a stock option plan (the “1998 Plan”) under which, as amended to date, 6,640,000 shares of our common stock may be issued pursuant to stock options granted or sold as restricted stock to directors, officers, and employees of and consultants to the Company. As of September 30, 2006, options to purchase 2,544,780 shares of our common stock were outstanding under the 1998 Plan, and 3,808,410 shares of our common stock have been issued under the 1998 Plan upon the exercise of stock options granted. There were 51,810 shares of our common stock available to be issued under the 1998 Plan as of September 30, 2006. During the six months ended September 30, 2006, 50,000 options were granted under the 1998 Plan with exercise prices ranging from $19.76 to $21.26, the market values at the dates of grant. In addition, we have also issued 235,000 shares of restricted stock under the 1998 Plan.

In 2001, the Board of Directors adopted the Global Imaging Systems, Inc. 2001 Stock Option Plan (the “2001 Plan”) under which we may grant options to purchase up to 600,000 shares of our common stock to employees of and service providers to Global, except for our executive officers and directors. Stock options granted under the 2001 Plan have the same terms as those granted under the 1998 Plan. As of September 30, 2006, options to purchase 126,070 shares of our common stock were outstanding under the 2001 Plan, and 446,730 shares of our common stock have been issued under the 2001 Plan upon the exercise of stock options granted. There were 27,200 shares of our common stock available to be issued under the 2001 Plan as of September 30, 2006. During the six months ended September 30, 2006, no options were granted under the 2001 Plan.

In 2004, our shareholders approved the Global Imaging Systems, Inc. 2004 Omnibus Long Term Incentive Plan (the “2004 Plan”) under which we may grant options to purchase up to 1,200,000 shares of our common stock to directors, officers, and employees of Global. In 2005, our shareholders approved an amendment to the 2004 Plan to increase the total shares available for grant to 2,900,000. As of September 30, 2006, options to purchase 1,543,224 shares of our common stock were outstanding under the 2004 Plan, and 146,026 shares of our common stock have been issued under the 2004 Plan upon the exercise of stock options granted. There were 894,750 shares of our common stock available to be issued under the 2004 Plan as of September 30, 2006. In addition, we have also issued 316,000 shares of restricted stock under the 2004 plan. During the six months ended September 30, 2006, 787,000 options were granted under the 2004 Plan with exercise prices ranging from $18.18 to $19.79, the market values at the dates of grant.

In addition to options outstanding under our stock option plans, we have also issued 20,000 options to purchase our common stock at a price of $6.00 per share which may be exercised until July 31, 2008.

The weighted average fair value of options granted during the three months ended September 30, 2006 was $9.69. The weighted average fair value of options granted during the six months ended September 30, 2006 was $9.29.

The following table summarizes the stock option activity for the six months ended September 30, 2006:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual term (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2006	4,389,998	$12.52
Granted	837,000	$19.56
Exercised	(950,274)	$10.57
Canceled	(42,650)	$16.97

Outstanding at September 30, 2006	4,234,074	$14.30	7.5	$32,880

Options exercisable at September 30, 2006	3,261,874	$12.98	6.8	$29,636

Available for grant at September 30, 2006	973,760

The aggregate intrinsic value in the table above represents the difference between the Company’s closing price on September 30, 2006 and the option exercise price, multiplied by the number of in-the-money options at September 30, 2006. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of stock options exercised during the three and six months ended September 30, 2006 was approximately $2,540 and $9,140, respectively. As of September 30, 2006, there was $7,598 of total unrecognized stock-based compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 4.4 years. The total fair value of equity-based awards vested during the six months ended September 30, 2006 was $307.

The following table summarizes the restricted stock activity for the six months ended September 30, 2006:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at March 31, 2006	398,000	$13.99
Granted	112,000	$19.11
Exercised/Vested	(55,000)	$12.05
Canceled	—	—

Nonvested at September 30, 2006	455,000	$15.48

The total fair value of shares of restricted stock that vested during the six months ended September 30, 2006 was $662. As of September 30, 2006, there was $4,218 of unrecognized stock-based compensation expense related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted average period of 2.0 years.

On March 31, 2006, we accelerated the vesting of 2,863,704 stock options previously issued to officers and employees under the Company’s stock-based compensation plans. Options held by non-employee directors were not accelerated. Shares received upon the exercise of accelerated options held by executive officers and other key members of senior management may not be sold prior to the earlier of the original vesting dates or their termination of employment or service. The vesting acceleration resulted in additional compensation expense to the Company of $488 for fiscal year 2006. The primary purpose of the accelerated vesting was to eliminate future compensation expense the Company would otherwise recognize in its statement of income with respect to these accelerated options upon the adoption of SFAS No. 123(R).

NOTE 3. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution from the exercise of stock options and restricted stock, as well as the conversion of convertible notes into common stock.

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations (shares in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Numerator:
Numerator for basic earnings per share	$18,016	$15,276	$33,625	$29,918
Effect of dilutive securities:
4% convertible notes	—	442	219	885

Numerator for diluted earnings per share	$18,016	$15,718	$33,844	$30,803

Denominator:
Denominator for basic earnings per share	51,017	45,810	49,462	46,160
Effect of dilutive securities:
4% convertible notes	—	4,814	1,719	4,814
Employee stock options and restricted stock	1,064	950	1,009	969

Denominator for diluted earnings per share	52,081	51,574	52,190	51,943

As further described in Note 8, during the six-month period ended September 30, 2006, all of the outstanding convertible subordinated notes due 2008 (“Notes”) were converted into shares of our common stock. The above effects of the 4% convertible notes only include the impact of the Notes prior to the conversion. Upon conversion, the outstanding shares issued as a result of the conversion of the Notes are treated consistent with other issued shares.

NOTE 4. ACQUISITIONS

During the six months ended September 30, 2006, we acquired three businesses that provide office-imaging solutions and related services. Aggregate consideration, net of cash acquired, for these acquisitions was approximately $21,072, consisting of cash paid to the sellers, 50,999 shares of Global’s common stock, par value $.01 per share, that were previously held in treasury (valued at $1,100, based on the fair value of the stock on the date of issuance), and acquisition-related expenses. Liabilities assumed in connection with these acquisitions totaled approximately $5,388. The fair value of total assets acquired in these acquisitions consisted of approximately $4,961 of tangible assets, net of cash acquired, and approximately $21,499 of intangible assets. We are in the process of completing valuations of certain assets. When our valuations are completed and the purchase price allocation is finalized, there may be additional adjustments to the intangible assets (some of which may be amortizable) and hence there may also be additional adjustments to amortization expense and deferred income taxes. During the three months ended September 30, 2006, we finalized certain valuations of the intangible assets acquired during the three months ended June 30, 2006 and have, accordingly, adjusted the fair values of customer relationships. During the six months ended September 30, 2006, we paid $236 of additional acquisition-related expenses related to fiscal year 2006 acquisitions.

During the six months ended September 30, 2005, we acquired two businesses that provide office-imaging solutions and related services. Aggregate consideration, net of cash acquired, for these acquisitions was approximately $9,768, consisting of cash paid to the sellers, 53,380 shares of Global’s common stock, par value $.01 per share, that were previously held in treasury (valued at $920, based on the fair value of the stock on the date of issuance), and acquisition-related expenses. Liabilities assumed in connection with these acquisitions totaled approximately $1,418. The fair value of total assets acquired in these acquisitions consisted of approximately $1,804 of tangible assets, net of cash acquired, and approximately $9,382 of intangible assets. During the six months ended September 30, 2005, we paid $16 of additional acquisition-related expenses related to fiscal year 2005 acquisitions.

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

	Unaudited Pro Forma
	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Revenues	$287,949	$271,804	$556,586	$532,036
Net income	$18,084	$15,883	$33,815	$31,200

Earnings per common share:
Basic	$.35	$.35	$.68	$.67
Diluted	$.35	$.32	$.65	$.62

NOTE 5. COMPREHENSIVE INCOME

The following table presents a reconciliation of comprehensive income, comprised of net income and the unrealized gain (loss) on cash flow hedges.

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Net income	$18,016	$15,276	$33,625	$29,918
Unrealized gain (loss) on cash flow hedges, net of tax	(315)	382	(245)	120

Total comprehensive income	$17,701	$15,658	$33,380	$30,038

NOTE 6. DERIVATIVES

We enter into swap and interest rate cap agreements to hedge the fluctuations in variable interest rates and do not use derivative instruments for speculative purposes.

In December 2004, we entered into two forward swap agreements which we accounted for as cash flow hedges. The agreements effectively convert $40,000 of our variable-rate debt to fixed-rate debt, reducing the exposure to changes in interest rates. Under the first swap agreement, we received an average LIBOR variable rate of 5.17% and paid an average LIBOR fixed rate of 3.85% for the period from April 1, 2006 to September 30, 2006. Under the second swap agreement, we received an average LIBOR variable rate of 5.17% and paid an average LIBOR fixed rate of 3.87% for the period from April 1, 2006 to September 30, 2006. Both agreements are effective for a period of two years, beginning December 2005.

In May 2005, we entered into a forward swap agreement which we accounted for as a cash flow hedge. The agreement effectively converts $30,000 of our variable-rate debt to fixed-rate debt, reducing the exposure to changes in interest rates. Under the agreement, we received an average LIBOR variable rate of 5.15% and paid a LIBOR fixed rate of 4.05% for the period from April 1, 2006 to September 30, 2006. The agreement is effective for a period of two years, beginning September 2005.

The LIBOR interest rates in the preceding paragraphs exclude our applicable interest rate spreads under our credit facilities.

We have recognized a loss, net of tax, of approximately $245 and a gain, net of tax, of approximately $120 for the six-month periods ended September 30, 2006 and 2005, respectively, related to our interest rate swap agreements. These amounts have been recorded in comprehensive income.

In September 2003, we entered into three two-year interest rate cap agreements in notional amounts of $20,000 each. These three cap agreements expired in September 2005. In July 2004, we entered into a two-year interest rate cap agreement in the notional amount of $25,000. In May 2005, we also entered into a two-year forward interest rate cap agreement in the notional amount of $30,000, effective September 2005 (collectively, the Caps). These Caps are not designated as hedging instruments and as such are recorded on the consolidated balance sheet at their estimated fair value, with changes in the fair value being recorded in the consolidated statement of income as an increase or decrease to interest expense during the period of change. The change in the Caps’

fair value resulted in additional interest expense of $79 and $44, before tax, for the six-month periods ended September 30, 2006 and 2005, respectively. The July 2004 cap limits our interest rate risk exposure for the related notional amounts to a 4.00% LIBOR rate plus the applicable margin. The September 2005 cap limits our interest rate risk exposure for the related notional amount to a 5.50% LIBOR rate plus the applicable margin. We have received $103 under the July 2004 Cap agreement.

NOTE 7. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On May 9, 2006, our Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $150,000 of Global common stock over a three-year period. During the six months ended September 30, 2006, we repurchased a total of 1,564,365 shares of common stock for an aggregate purchase price of $32,548, excluding commissions.

Stock Dividend

On July 18, 2006, our Board of Directors approved a two-for-one stock split of the Company’s common stock. The split was paid in the form of a 100% stock dividend on August 15, 2006 to stockholders of record on August 1, 2006. All prior period common stock, additional paid-in capital and applicable share and per share amounts have been retroactively adjusted to reflect the split.

NOTE 8. LONG-TERM DEBT

Our long term debt consisted of the following as of September 30, 2006 and March 31, 2006:

	September 30, 2006	March 31, 2006
Senior Credit Facility:
Term Loan	$150,000	$205,293
Revolving Line of Credit	40,000	—
Convertible Senior Subordinated Notes, 4% due May 2008	—	57,500
Various notes payable	90	53

Total long-term debt	190,090	262,846
Less: current maturities	(24)	(2,133)

Long-term debt, less current maturities	$190,066	$260,713

Effective June 29, 2006, we refinanced our prior senior credit facility and entered into a new senior credit agreement. As part of the refinancing, we also reduced our outstanding borrowings. Our new senior credit facility is with a syndicate of banks and financial institutions, with Wachovia National Association serving as administrative agent. Our new senior credit facility is comprised of a $200,000 five-year revolving credit line and a $150,000 five-year no amortization term loan. Both the new revolving credit line and the new term loan bear interest, based on the Company’s current leverage ratios, at 1.25% over LIBOR or 100% of a base rate related to the prime rate. The new senior credit facility provides for an unused commitment fee payable to the lenders and certain other fees payable by us and our material subsidiaries. The commitment fee rates range from .225% to .275% of the unused balance. Amounts borrowed under the revolving credit line of the new senior credit facility may be repaid and borrowed over the life of the new senior credit facility, with a final maturity date of June 29, 2011. The terms of the new senior credit facility require compliance with various affirmative, negative, and financial covenants. Amounts borrowed under the senior credit facility may be used to fund working capital, share repurchases and other general corporate purposes, including acquisitions. We are only required to obtain written consent prior to an acquisition if our leverage ratio is greater than 2.75 and there is less than $40,000 available under the revolving credit facility. We are permitted to pay cash dividends as long as the Company is in compliance with its covenants.

During the six months ended September 30, 2006, we incurred a loss on early extinguishment of debt in the amount of $1,045 related to the refinancing of our prior senior credit facility.

On May 9, 2006, our Board of Directors authorized the redemption of our 4% convertible senior subordinated notes due 2008, with a principal balance of $57,500. Prior to the June 9, 2006 redemption date, 100 percent of the Notes were converted into 4,813,310 shares of our common stock. The conversion price was $11.946 per share in accordance with the terms of the indenture agreement governing the Notes.

NOTE 9. OTHER INCOME

Other income represents a gain on the sale of selected assets of the Company’s technology training division.

NOTE 10. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for the fiscal years beginning after November 15, 2007; therefore, we anticipate adopting this standard as of April 1, 2008. We have not determined the effect, if any, the adoption of this statement will have on our financial condition or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings only if material under the dual method. SAB 108 is effective for fiscal years ending on or after November 15, 2006. We do not expect the adoption of SAB 108 to have a material impact on our financial condition or results of operations.

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

Overview

We are one of the leading providers of office technology solutions to middle-market businesses in the United States, selling and providing primarily contract services for automated office equipment, including copiers, multi-function products (MFPs), facsimile machines and printers, network integration solutions and electronic presentation systems. We believe that the markets for our products and services are converging as technology advancements and innovation produce increases in automated office equipment functionality and networking capabilities. Incorporating products from the Ricoh family of products, Konica Minolta, Sharp, Canon, Toshiba, Hewlett-Packard, IBM, Microsoft, NEC, Hitachi, InFocus and other leading companies, we offer solutions for our customers from a network of more than 180 locations in 32 states and the District of Columbia. The contractual nature of our service and supply business, tailored lease financing programs, high level of repeat equipment purchases and our emphasis on superior customer service generate stable and recurring revenue streams. Since our founding in June 1994, we have acquired more than 80 businesses, all within the United States, which we have organized as a network of 20 core companies with corresponding satellite businesses. We believe the businesses we have acquired and the businesses we acquire in the future will benefit from our various programs and operating strategies. These benefits include increased operating efficiencies, the support of experienced and professional senior management, expansion of the types of office imaging products and services offered, increased access to capital and enhanced financial management.

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

Our gross profit as a percentage of revenues varies from period to period depending on a number of variables including the mix of revenues from equipment, supplies, service and rentals; the mix of revenues among the markets we serve; and the mix of revenues of the businesses we have acquired. Automated office equipment dealers typically derive a higher percentage of their revenues from service and rentals and a lower percentage from sales of equipment and supplies than do technology equipment dealers. Generally, sales of equipment and supplies have lower gross profit margins than revenues from service and rentals. In addition, equipment sales in the automated office equipment market generally have higher gross profit margins than equipment sales in the technology equipment markets.

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

Contingencies

We accrue amounts for losses arising from contingent obligations when the obligations are probable and the amounts are reasonably estimable. As facts concerning contingencies become known, we reassess our position and make appropriate adjustments to the consolidated financial statements. Estimates that are particularly sensitive to future charges include health insurance, tax, legal and other regulatory matters which are subject to change as events evolve and as additional information becomes available during the administrative and litigation process.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Equipment revenues	$177,247	$157,818	$332,557	$303,273
Supplies revenues	39,518	37,175	79,861	74,227

Equipment and supplies revenues	216,765	194,993	412,418	377,500

Service revenues	65,278	59,884	130,783	119,836
Rental revenues	3,748	3,934	7,519	7,804

Service and rental revenues	69,026	63,818	138,302	127,640

Total revenues	$285,791	$258,811	$550,720	$505,140

Estimated internal growth rates for revenues	6.1%	4.6%	4.7%	5.0%

The following table sets forth our gross profit by revenue type and gross profit by revenue type as a percentage of revenue during the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Gross profit by revenue type:
Equipment	$56,643	$52,421	$110,600	$102,118
Supplies	17,597	16,536	35,772	33,621
Service	31,800	29,513	63,926	58,686
Rental	1,044	1,229	2,276	2,529

Total gross profit	$107,084	$99,699	$212,574	$196,954

Gross profit by revenue type as a percentage of revenue:
Equipment	32.0%	33.2%	33.3%	33.7%
Supplies	44.5%	44.5%	44.8%	45.3%
Service	48.7%	49.3%	48.9%	49.0%
Rental	27.9%	31.2%	30.3%	32.4%

Total gross profit as a percentage of revenue	37.5%	38.5%	38.6%	39.0%

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

Revenues

Total revenues for the three months ended September 30, 2006 were $285,791, which represents an increase of 10.4% over the same period in fiscal year 2006. Our estimated combined internal growth rate for the three months ended September 30, 2006 was 6.1%. Internal growth for our automated office equipment business and our technology business for the three months ended September 30, 2006 was 0.7% and 24.4%, respectively. The balance of the increase in revenues was due to revenues from three businesses acquired during the six months ended September 30, 2006 and five businesses acquired in fiscal year 2006 that were not a part of our business for the full quarter last year.

Equipment and supplies revenues for the three months ended September 30, 2006 were $216,765, which represents an increase of 11.2% over the same period in fiscal year 2006. Equipment revenues increased 12.3% and supplies revenues increased 6.3%, with the growth due to a combination of revenues from the businesses acquired and internal revenue growth. Approximately 75% of the increase in equipment revenues resulted from our technology business.

Service and rental revenues for the three months ended September 30, 2006 were $69,026, which represents an increase of 8.2% over the same period in fiscal year 2006. Service revenues increased 9.0%, with the growth due to a combination of revenues from the businesses acquired and internal revenue growth. Rental revenues decreased 4.7%. Rentals primarily result from customer preference, as opposed to a significant targeted marketing program. Accordingly, the revenue changes from period to period may not follow overall revenue trends.

As indicated above, our combined internal revenue growth for the three month periods ended September 30, 2006 and 2005 was 6.1% and 4.6%, respectively. We only provide forward guidance for the internal revenue growth for the next quarter of results. We expect the internal revenue growth for the three months ended December 31, 2006 to be in the range of 3.0% to 5.0%.

Gross Profit

Gross profit for the three months ended September 30, 2006 totaled $107,084, or a 7.4% increase over the same period in fiscal year 2006. The gross profit increase is due to the new business acquisitions and the growth in revenues from our existing companies.

Equipment gross profit margin for the three months ended September 30, 2006 decreased 1.2 percentage points from the same period in fiscal year 2006, which is substantially due to a change in the mix of revenues. Technology equipment revenues, which generally have a lower gross profit margin than automated office equipment revenues, increased at a higher rate than automated office equipment revenues.

Supplies gross profit margin for the three months ended September 30, 2006 was generally consistent with the same period in fiscal year 2006.

Service gross profit margin for the three months ended September 30, 2006 decreased 0.6 percentage points from the same period in fiscal year 2006, primarily due to a decrease in the gross profit margins in technology services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A expenses, increased 6.0% to $75,361 for the three months ended September 30, 2006. As a percentage of revenues, SG&A expenses were 26.4% and 27.5% for the three months ended September 30, 2006 and 2005, respectively. The overall increase in SG&A expenses for the three months ended September 30, 2006 was primarily due to our newly acquired businesses and increased compensation costs. The decline in SG&A expenses as a percentage of revenues for the three months ended September 30, 2006 was primarily the result of a greater portion of revenues being derived from our technology business, which generally has lower selling expenses.

Intangible Asset Amortization

Intangible asset amortization was $437 for the three months ended September 30, 2006 compared to $436 for the same period in fiscal year 2006. This amortization relates to non-compete agreements and customer relationships.

Income From Operations

Income from operations was $31,286, or 10.9% of total revenues, for the three months ended September 30, 2006 compared to $28,164, or 10.9% of total revenues, for the same period in fiscal year 2006.

Other Income

Other income for the three months ended September 30, 2006 includes a $1,194 gain on sale of selected technology training division assets.

Interest Expense

Interest expense decreased 8.9% to $3,138 for the three months ended September 30, 2006 compared to $3,445 for the same period in fiscal year 2006. The decrease in interest expense was primarily due to a decrease in our average outstanding borrowings, partially offset by a 1.3 percentage point increase in average interest rates. Interest expense includes the amortization of financing fees incurred in connection with our senior credit facilities of $142 and $273 for the three months ended September 30, 2006 and 2005, respectively.

Income Taxes

The provision for income taxes was $11,326 for the three months ended September 30, 2006 compared to $9,443 for the same period in fiscal year 2006. The effective income tax rate was 38.6% and 38.2% for the three months ended September 30, 2006 and 2005, respectively.

SIX MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2005

Revenues

Total revenues for the six months ended September 30, 2006 were $550,720, which represents an increase of 9.0% over the same period in fiscal year 2006. Our estimated combined internal growth rate for the six months ended September 30, 2006 was

4.7%. Internal growth for our automated office equipment business and our technology business for the six months ended September 30, 2006 was 1.4% and 16.2%, respectively. The balance of the increase in revenues was due to revenues from three businesses acquired during the six months ended September 30, 2006 and six businesses acquired in fiscal year 2006 that were not a part of our business for the full six months last year.

Equipment and supplies revenues for the six months ended September 30, 2006 were $412,418, which represents an increase of 9.2% over the same period in fiscal year 2006. Equipment revenues increased 9.7% and supplies revenues increased 7.6%, with the growth due to a combination of revenues from the businesses acquired and internal revenue growth, particularly from the increase in technology equipment revenues.

Service and rental revenues for the six months ended September 30, 2006 were $138,302, which represents an increase of 8.4% over the same period in fiscal year 2006. Service revenues increased 9.1%, with the growth due to a combination of revenues from the businesses acquired and internal revenue growth. Rental revenues decreased 3.7%. Rentals primarily result from customer preference, as opposed to a significant targeted marketing program. Accordingly, the revenue changes from period to period may not follow overall revenue trends.

Gross Profit

Gross profit for the six months ended September 30, 2006 totaled $212,574, or a 7.9% increase over the same period in fiscal year 2006. The gross profit increase is due to the new business acquisitions and the growth in revenues from our existing companies.

Equipment gross profit margin for the six months ended September 30, 2006 decreased 0.4 percentage points from the same period in fiscal year 2006, which is primarily due to a change in the mix of revenues. Technology equipment revenues, which generally have a lower gross profit margin than automated office equipment revenues, increased at a higher rate than automated office equipment revenues.

Supplies gross profit margin for the six months ended September 30, 2006 decreased 0.5 percentage points as compared to the same period in fiscal year 2006, which is primarily due to a decrease in automated office equipment supply gross profit margins.

Service gross profit margin for the six months ended September 30, 2006 was generally consistent with the same period in fiscal year 2006.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A expenses, increased 6.8% to $150,591 for the six months ended September 30, 2006. As a percentage of revenues, SG&A expenses were 27.3% and 27.9% for the six months ended September 30, 2006 and 2005, respectively. The overall increase in SG&A expenses for the six months ended September 30, 2006 was primarily due to our newly acquired businesses and increased compensation costs. The slight decrease in SG&A expenses as a percentage of revenues for the six months ended September 30, 2006 was primarily the result of a greater portion of revenues being derived from our technology business, which generally has lower selling expenses.

Intangible Asset Amortization

Intangible asset amortization was $906 for the six months ended September 30, 2006 compared to $889 for the same period in fiscal year 2006. This amortization relates to non-compete agreements and customer relationships.

Income From Operations

Income from operations was $61,077, or 11.1% of total revenues, for the six months ended September 30, 2006 compared to $55,106, or 10.9% of total revenues, for the same period in fiscal year 2006. Income from operations was primarily impacted by the decline in selling, general and administrative expenses as a percentage of revenues, partially offset by the slight decrease in gross profit margins.

Other Income

Other income for the six months ended September 30, 2006 includes a $1,194 gain on sale of selected technology training division assets.

Loss on early extinguishment of debt

During the six months ended September 30, 2006, we incurred a loss on early extinguishment of debt in the amount of $1,045 related to the write off of selected financing costs of our debt refinancing.

Interest Expense

Interest expense decreased 4.5% to $6,463 for the six months ended September 30, 2006 compared to $6,771 for the same period in fiscal year 2006. The decrease in interest expense was due to a decrease in our average outstanding borrowings, partially offset by higher average interest rates of 1.5 percentage points as compared to the same period in fiscal year 2006. Interest expense includes the amortization of financing fees incurred in connection with our senior credit facilities and the 4% convertible senior subordinated notes due 2008, prior to their redemption in June 2006, of $347 and $545 for the six months ended September 30, 2006 and 2005, respectively.

Income Taxes

The provision for income taxes was $21,138 for the six months ended September 30, 2006 compared to $18,417 for the same period in fiscal year 2006. The effective income tax rate was 38.6% and 38.1% for the six months ended September 30, 2006 and 2005, respectively.

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

Our long term debt consisted of the following as of September 30, 2006 and March 31, 2006:

	September 30, 2006	March 31, 2006
Senior Credit Facility:
Term Loan	$150,000	$205,293
Revolving Line of Credit	40,000	—
Convertible Senior Subordinated Notes, 4% due May 2008	—	57,500
Various notes payable	90	53

Total long-term debt	190,090	262,846
Less: current maturities	(24)	(2,133)

Long-term debt, less current maturities	$190,066	$260,713

Effective June 29, 2006, we refinanced our prior senior credit facility and entered into a new senior credit agreement. As part of the refinancing, we also reduced our outstanding borrowings. Our new senior credit facility is with a syndicate of banks and financial institutions, with Wachovia National Association serving as administrative agent. Our new senior credit facility is comprised of a $200,000 five-year revolving credit line and a $150,000 five-year no amortization term loan. Both the new revolving credit line and the new term loan bear interest, based on the Company’s current leverage ratios, at 1.25% over LIBOR or 100% of a base rate related to the prime rate. The new senior credit facility provides for an unused commitment fee payable to the lenders and certain other fees payable by us and our material subsidiaries. The commitment fee rates range from .225% to .275% of the unused balance. Amounts borrowed under the revolving credit line of the new senior credit facility may be repaid and borrowed over the life of the new senior credit facility, with a final maturity date of June 29, 2011. The terms of the new senior credit facility require compliance with various affirmative, negative, and financial covenants. Amounts borrowed under the senior credit facility may be used to fund working capital, share repurchases and other general corporate purposes, including acquisitions. We are only required to obtain written consent prior to an acquisition if our leverage ratio is greater than 2.75 and there is less than $40,000 available under the revolving credit facility. We are permitted to pay cash dividends as long as the Company is in compliance with its covenants.

On May 9, 2006, our Board of Directors authorized the redemption of our 4% convertible senior subordinated notes due 2008, with a principal balance of $57,500. Prior to the June 9, 2006 redemption date, 100 percent of the Notes were converted into 4,813,310 shares of our common stock. The conversion price was $11.946 per share in accordance with the terms of the indenture agreement governing the Notes.

On July 18, 2006, the Company’s Board of Directors approved a two-for-one stock split of the Company’s common stock. The split was paid in the form of a 100% stock dividend on August 15, 2006 to stockholders of record on August 1, 2006. All prior period Common stock, Additional paid-in capital and applicable share and per share amounts have been retroactively adjusted to reflect the split.

Net cash provided by operating activities totaled $24,040 for the six months ended September 30, 2006 as compared to net cash provided by operating activities of $25,785 for the same period in fiscal year 2006. The primary components of the change were an increase in net income and better management of accounts payable in the current fiscal period as compared to the prior fiscal period. Net cash used in investing activities of $29,278 during the six months ended September 30, 2006 was primarily for purchases of three acquisitions as well as purchases of property, equipment and rental equipment. Net cash used in financing activities of $36,260 during the six months ended September 30, 2006 was primarily for the purchase of common stock pursuant to the Company’s stock repurchase program and repayment of long term debt as part of the Company’s debt refinancing.

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

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2006, our disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

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

ITEM 2. – Unregistered Sales of Equity Securities and Use Of Proceeds

In May 2006, our Board of Directors authorized a share repurchase program of up to $150,000 of the Company’s common stock over a three-year period. The share repurchases are made on the open market, through block trades or otherwise. The number of shares purchased and the timing of the purchases is based on working capital requirements, general business conditions and other factors, including alternative investment opportunities. Shares repurchased by the Company are held in treasury for general corporate purposes, including issuances under employee equity incentive plans and acquisitions.

The following table presents information with respect to purchases of common stock by the Company under the share repurchase program during the quarter ended September 30, 2006:

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plan or programs	Maximum dollar value of shares that may yet be purchased under the plan or programs
July 1 – July 31, 2006	—	—	—
Aug. 1 – Aug. 31, 2006	941,965	$21.23	941,965
Sept. 1 – Sept. 30, 2006	—	—	—

Total	941,965	$21.23	941,965	$117,451,963

(1)	Excludes commissions.

ITEM 3.	Defaults Upon Senior Securities

None

ITEM 4.	Submission of Matters to a Vote of Security Holders

At Global’s 2006 Annual Meeting of Shareholders held August 7, 2006, our shareholders approved the following items:

1.	Daniel T. Hendrix was elected to serve as our Director with a term to expire in 2009. The vote upon such proposal was as follows:

For	45,431,002
Withheld	2,535,574

2.	Michael E. Shea, Jr. was elected to serve as our Director with a term to expire in 2009. The vote upon such proposal was as follows:

For	47,571,488
Withheld	395,088

3.	M. Lazane Smith was elected to serve as our Director with a term to expire in 2009. The vote upon such proposal was as follows:

For	46,727,106
Withheld	1,239,470

ITEM 5.	Other Information

None

ITEM 6.	Exhibits

The Exhibit Index filed herewith is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Imaging Systems, Inc.
(Registrant)

November 8, 2006	/s/ Raymond Schilling
Date	Raymond Schilling
On behalf of Global Imaging Systems and as Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

(Pursuant to Item 601 of Regulation S-K)

Number	Exhibit

3i.1	Amended and Restated Certificate of Incorporation of Global Imaging Systems, Inc. (1)

3i.2	Certificate of Amendment of Certificate of Incorporation of Global Imaging Systems, Inc. (3)

3ii.1	Amended and Restated Bylaws of Global Imaging Systems, Inc. (1)

3ii.2	Amendment to Amended and Restated Bylaws of Global Imaging Systems, Inc. (2)

4.1	Form of 4% Convertible Senior Subordinated Notes Due 2008. (2)

10.1	Form of Agreement restricting the sale of shares of Common Stock acquired by Company executives upon the Exercise of accelerated options. (4)

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Written Statement of Chief Executive Officer and Chief Financial Officer furnished (not filed) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Incorporated by reference to Global’s Registration Statement on Form S-1, No. 333-48103, as filed with the SEC on May 8, 1998.

(2)	Incorporated by reference to Global’s Registration Statement on Form S-3/A, No. 333-107948, as filed with the SEC on October 7, 2003.

(3)	Incorporated by reference to Global’s Proxy Statement on Form DEF 14A, as filed with the SEC on July 19, 2004.

(4)	Incorporated by reference to Global’s Quarterly Report on Form 10-Q, as filed with the SEC on August 8, 2006.