Form 10-Q
period 2006-12-31
GLOBAL IMAGING SYSTEMS INC
filed 2007-02-08
CIK 1050167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 2, 2007:
Common stock, par value $.01 per share	50,319,860

PART I – FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements

GLOBAL IMAGING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	December 31, 2006	March 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$9,386	$51,610
Accounts receivable, net of allowance for doubtful accounts ($3,769 and $2,942 at December 31, 2006 and March 31, 2006, respectively)	141,859	131,497
Inventories, net	109,381	98,073
Deferred income taxes	8,957	8,937
Prepaid expenses and other current assets	6,898	5,820

Total current assets	276,481	295,937
Rental equipment, net	17,401	15,687
Property and equipment, net	19,053	17,810
Other assets	1,847	2,034
Goodwill and other intangible assets, net	583,268	553,189

Total assets	$898,050	$884,657

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$54,882	$65,890
Accrued liabilities	15,404	12,697
Accrued compensation and benefits	19,684	22,489
Accrued interest	606	1,424
Current maturities of long-term debt	22	2,133
Deferred revenue	28,172	27,159
Income taxes payable	5,887	7,711

Total current liabilities	124,657	139,503
Deferred income taxes	47,113	42,247
Long-term debt, less current maturities	205,060	260,713
Other long-term liabilities	—	976

Total liabilities	376,830	443,439

Stockholders’ equity:
Preferred stock, $.01 par value:
20,000,000 shares authorized: no shares issued	—	—
Common stock, $.01 par value:
80,000,000 shares authorized: 53,953,152 and 48,017,868 shares issued and 50,672,360 and 46,840,192 shares outstanding at December 31, 2006 and March 31, 2006, respectively	539	480
Common stock held in treasury, at cost: 3,280,792 and 1,177,676 shares at December 31, 2006 and March 31, 2006, respectively	(63,433)	(19,133)
Additional paid-in capital	269,876	199,425
Retained earnings	313,647	262,569
Unearned stock-based compensation	—	(2,955)
Accumulated other comprehensive income	591	832

Total stockholders’ equity	521,220	441,218

Total liabilities and stockholders’ equity	$898,050	$884,657

See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended December 31,
	2006	2005
Revenues:
Equipment and supplies sales	$205,853	$190,325
Service and rentals	71,625	66,519

Total revenues	277,478	256,844
Costs and operating expenses:
Cost of equipment and supplies sales	130,848	119,889
Service and rental costs	38,127	34,909
Selling, general and administrative expenses	76,547	71,917
Intangible asset amortization	485	458

Total costs and operating expenses	246,007	227,173

Income from operations	31,471	29,671
Interest expense	(3,046)	(3,631)

Income before income taxes	28,425	26,040
Income taxes	10,972	9,947

Net income	$17,453	$16,093

Earnings per common share:
Basic	$.35	$.35

Diluted	$.34	$.32

Weighted average number of shares outstanding:
Basic	50,551	46,141
Diluted	51,599	51,935

See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Nine Months Ended December 31,
	2006	2005
Revenues:
Equipment and supplies sales	$618,271	$567,825
Service and rentals	209,927	194,159

Total revenues	828,198	761,984
Costs and operating expenses:
Cost of equipment and supplies sales	396,894	361,650
Service and rental costs	110,227	101,334
Selling, general and administrative expenses	227,138	212,876
Intangible asset amortization	1,391	1,347

Total costs and operating expenses	735,650	677,207

Income from operations	92,548	84,777
Other income	1,194	—
Loss on early extinguishment of debt	(1,045)	—
Interest expense	(9,509)	(10,402)

Income before income taxes	83,188	74,375
Income taxes	32,110	28,364

Net income	$51,078	$46,011

Earnings per common share:
Basic	$1.02	$1.00

Diluted	$.99	$.91

Weighted average number of shares outstanding:
Basic	49,842	46,154
Diluted	51,981	51,943

See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(IN THOUSANDS)

	Nine Months Ended December 31,
	2006	2005
OPERATING ACTIVITIES:
Net income	$51,078	$46,011
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,475	12,254
Amortization	1,391	1,347
Amortization of financing fees	490	823
Other income	(1,194)	—
Non-cash portion of loss on early extinguishment of debt	1,045	—
Tax benefit of stock option exercises and vested restricted stock	(3,866)	1,978
Deferred income tax expense	5,170	5,631
Stock-based compensation expense	2,494	1,261
Changes in operating assets and liabilities, net of amounts acquired in purchase business combinations:
Accounts receivable	(7,451)	(9,822)
Inventories	(8,809)	(6,289)
Prepaid expenses and other current assets	(1,387)	(1,888)
Other assets	220	807
Accounts payable	(15,196)	(10,556)
Accrued liabilities, compensation and benefits and interest	(3,160)	(5,519)
Deferred revenue	(1,990)	(371)
Income taxes payable	2,042	5,320
Other long-term liabilities	—	976

Net cash provided by operating activities	33,352	41,963
INVESTING ACTIVITIES:
Purchases of property, equipment and rental equipment	(14,537)	(14,761)
Proceeds from sale of technology training division assets	1,575	—
Purchases of businesses, net of cash acquired	(29,697)	(13,879)

Net cash used in investing activities	(42,659)	(28,640)
FINANCING ACTIVITIES:
Payments on long-term debt	(285,389)	(33,419)
Proceeds from issuances of long-term debt	285,125	31,728
Financing fees paid	(2,143)	(19)
Purchases of treasury stock	(45,129)	(20,000)
Stock options exercised	10,753	4,294
Tax benefit of stock option exercises and vested restricted stock	3,866	—

Net cash used in financing activities	(32,917)	(17,416)

Net decrease in cash and cash equivalents	(42,224)	(4,093)
Cash and cash equivalents, beginning of period	51,610	25,365

Cash and cash equivalents, end of period	$9,386	$21,272

Non-cash financing activity:
Conversion of convertible notes to common stock, net	$56,081	$—

Treasury stock issued for business purchases	$1,100	$920

See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (Unaudited)

(IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

	Common Stock
	Number of Shares	Par Value	Held in Treasury, at Cost	Additional Paid-in Capital	Retained Earnings	Unearned Stock-based Compensation	Accumulated Other Comprehensive Income (Loss)	Total
Balances at March 31, 2006	46,840,192	$480	$(19,133)	$199,425	$262,569	$(2,955)	$832	$441,218

Comprehensive income:
Net income	—	—	—	—	51,078	—	—	51,078
Unrealized loss on derivative instruments	—	—	—	—	—	—	(241)	(241)

Total comprehensive income								50,837

Stock options exercised, including income tax benefit	1,009,974	10	—	14,462	—	—	—	14,472
Repurchases of common stock	(2,154,115)	—	(45,129)	—	—	—	—	(45,129)
Treasury stock issued in conjunction with acquisitions	50,999	—	829	271	—	—	—	1,100
Common stock issued under restricted stock plan, including income tax benefit	112,000	1	—	146	—	—	—	147
Redemption of convertible debt	4,813,310	48	—	56,033	—	—	—	56,081
Stock-based compensation expense	—	—	—	2,494	—	—	—	2,494
Adoption of SFAS 123(R)- reclassification of unearned stock-based compensation	—	—	—	(2,955)	—	2,955	—	—

Balances at December 31, 2006	50,672,360	$539	$(63,433)	$269,876	$313,647	$—	$591	$521,220

See accompanying notes.

GLOBAL IMAGING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included herein. The results of operations for the three- and nine-month periods ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2007.

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

As a result of adopting SFAS No. 123(R), the impact to the Consolidated Statement of Income for the three months ended December 31, 2006 on income before income taxes and net income was a reduction of $474 and $291, respectively, from what would have been presented if the Company had continued to account for stock option awards under APB 25. The impact on basic and diluted earnings per share for the three months ended December 31, 2006 was a reduction of less than $0.01 per share.

The impact to the Consolidated Statement of Income for the nine months ended December 31, 2006 on income before income taxes and net income was a reduction of $1,180 and $725, respectively, from what would have been presented if the Company had continued to account for stock option awards under APB 25. The impact on basic and diluted earnings per share for the nine months ended December 31, 2006 was a reduction of approximately $0.01 per share.

For the three- and nine-month periods ended December 31, 2006, the Company recorded total stock-based compensation expense of $912 and $2,494, respectively, which is included in “selling, general and administrative expenses” in the Condensed Consolidated Statements of Income.

In accordance with SFAS No. 123(R), for the nine months ended December 31, 2006, the Company has presented the tax benefits resulting from tax deductions in excess of compensation cost recognized for those options (excess tax benefits) as a cash flow from financing activities, rather than as a cash flow from operating activities, in the Condensed Consolidated Statement of Cash Flows. Cash received from stock option exercises and issuances of restricted stock during the nine months ended December 31, 2006 was $10,753 and the benefit received from the tax deduction from stock option exercises and vested restricted stock was $3,866 for the nine months ended December 31, 2006.

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

The following table illustrates the pro forma net income and pro forma earnings per share for the three- and nine-month periods ended December 31, 2005, reflecting the compensation cost that the Company would have recorded for its stock option plans had it used the fair value-based method at the date of grant for awards under the plans consistent with the method prescribed by SFAS No. 123.

	Three Months Ended December 31,	Nine Months Ended December 31,
	2005	2005
Net income, as reported	$16,093	$46,011
Add: Stock-based compensation expense included in reported net income, net of related tax	260	781
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(1,432)	(4,153)

Pro forma net income	$14,921	$42,639

Earnings per share:
Basic – as reported	$.35	$1.00

Basic – pro forma	$.32	$.92

Diluted – as reported	$.32	$.91

Diluted – pro forma	$.30	$.85

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

The following table shows our assumptions used to compute the stock-based compensation expense and pro forma information for stock option grants issued during the three- and nine-month periods ended December 31, 2006 and 2005.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Expected option term (years)	5.1	5.0	5.1	5.0
Expected volatility	39.4%	59.9%	46.4%	62.2%
Expected dividend rate	—	—	—	—
Risk-free interest rate	4.6%	4.4%	5.0%	4.0%

Equity Incentive Plans

In 1998, the Board of Directors adopted a stock option plan (the “1998 Plan”) under which, as amended to date, 6,640,000 shares of our common stock may be issued pursuant to stock options granted or sold as restricted stock to directors, officers, and employees of and consultants to the Company. As of December 31, 2006, options to purchase 2,438,280 shares of our common stock were outstanding under the 1998 Plan, and 3,854,310 shares of our common stock have been issued under the 1998 Plan upon the exercise of stock options granted. There were 112,410 shares of our common stock available to be issued under the 1998 Plan as of December 31, 2006. During the nine months ended December 31, 2006, 50,000 options were granted under the 1998 Plan with exercise prices ranging from $19.76 to $21.26, the market values at the dates of grant. In addition, we have also issued 235,000 shares of restricted stock under the 1998 Plan.

In 2001, the Board of Directors adopted the Global Imaging Systems, Inc. 2001 Stock Option Plan (the “2001 Plan”) under which we may grant options to purchase up to 600,000 shares of our common stock to employees of and service providers to Global, except for our executive officers and directors. Stock options granted under the 2001 Plan have the same terms as those granted under the 1998 Plan. As of December 31, 2006, options to purchase 115,790 shares of our common stock were outstanding under the 2001 Plan, and 450,130 shares of our common stock have been issued under the 2001 Plan upon the exercise of stock options granted. There were 34,080 shares of our common stock available to be issued under the 2001 Plan as of December 31, 2006. During the nine months ended December 31, 2006, no options were granted under the 2001 Plan.

In 2004, our shareholders approved the Global Imaging Systems, Inc. 2004 Omnibus Long Term Incentive Plan (the “2004 Plan”) under which we may grant options to purchase up to 1,200,000 shares of our common stock to directors, officers, and employees of Global. In 2005, our shareholders approved an amendment to the 2004 Plan to increase the total shares available for grant to 2,900,000. As of December 31, 2006, options to purchase 1,531,824 shares of our common stock were outstanding under the 2004 Plan, and 156,426 shares of our common stock have been issued under the 2004 Plan upon the exercise of stock options granted. There were 895,750 shares of our common stock available to be issued under the 2004 Plan as of December 31, 2006. In addition, we have also issued 316,000 shares of restricted stock under the 2004 plan. During the nine months ended December 31, 2006, 789,000 options were granted under the 2004 Plan with exercise prices ranging from $18.18 to $21.71, the market values at the dates of grant.

In addition to options outstanding under our stock option plans, we have also issued 20,000 options to purchase our common stock at a price of $6.00 per share which may be exercised until July 31, 2008.

The weighted average fair value of options granted during the three months ended December 31, 2006 was $9.17. The weighted average fair value of options granted during the nine months ended December 31, 2006 was $9.29.

The following table summarizes the stock option activity for the nine months ended December 31, 2006:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2006	4,389,998	$12.52
Granted	839,000	$19.57
Exercised	(1,009,974)	$10.65
Canceled	(113,130)	$11.84

Outstanding at December 31, 2006	4,105,894	$14.44	7.2	$30,840

Options exercisable at December 31, 2006	3,138,694	$13.11	6.6	$27,733

Available for grant at December 31, 2006	1,042,240

The aggregate intrinsic value in the table above represents the difference between the Company’s closing price on December 31, 2006 and the option exercise price, multiplied by the number of in-the-money options at December 31, 2006. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of stock options exercised during the three and nine months ended December 31, 2006 was approximately $600 and $9,740, respectively. As of December 31, 2006, there was $7,138 of total unrecognized stock-based compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 4.2 years. The total fair value of equity-based awards vested during the nine months ended December 31, 2006 was $349.

The following table summarizes the restricted stock activity for the nine months ended December 31, 2006:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at March 31, 2006	398,000	$13.99
Granted	112,000	$19.11
Exercised/Vested	(79,000)	$11.32
Canceled	—	—

Nonvested at December 31, 2006	431,000	$15.80

The total fair value of shares of restricted stock that vested during the nine months ended December 31, 2006 was $894. As of December 31, 2006, there was $3,780 of unrecognized stock-based compensation expense related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted average period of 1.9 years.

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

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations (shares in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Numerator:

Numerator for basic earnings per share	$17,453	$16,093	$51,078	$46,011

Effect of dilutive securities:

4% convertible notes	—	442	219	1,326

Numerator for diluted earnings per share	$17,453	$16,535	$51,297	$47,337

Denominator:

Denominator for basic earnings per share	50,551	46,141	49,842	46,154

Effect of dilutive securities:

4% convertible notes	—	4,814	1,144	4,814

Employee stock options and restricted stock	1,048	980	995	975

Denominator for diluted earnings per share	51,599	51,935	51,981	51,943

As further described in Note 8, during the nine-month period ended December 31, 2006, all of the outstanding convertible subordinated notes due 2008 (“Notes”) were converted into shares of our common stock. The above effects of the 4% convertible notes only include the impact of the Notes prior to the conversion. Upon conversion, the outstanding shares issued as a result of the conversion of the Notes are treated consistent with other issued shares.

NOTE 4. ACQUISITIONS

During the nine months ended December 31, 2006, we acquired four businesses that provide office-imaging solutions and related services. Aggregate consideration, net of cash acquired, for these acquisitions was approximately $30,530, consisting of cash paid to the sellers, 50,999 shares of Global’s common stock, par value $.01 per share, that were previously held in treasury (valued at $1,100, based on the fair value of the stock on the date of issuance), and acquisition-related expenses. Liabilities assumed in connection with these acquisitions totaled approximately $8,418. The fair value of total assets acquired in these acquisitions consisted of approximately $6,546 of tangible assets, net of cash acquired, and approximately $32,402 of intangible assets. We are in the process of completing valuations of certain assets. When our valuations are completed and the purchase price allocation is finalized, there may be additional adjustments to the intangible assets (some of which may be amortizable) and hence there may also be additional adjustments to amortization expense and deferred income taxes. During the three months ended December 31, 2006, we finalized certain valuations of the intangible assets acquired during the three months ended September 30, 2006 and have, accordingly, adjusted the fair values of customer relationships. During the nine months ended December 31, 2006, we paid $267 of additional acquisition-related expenses related to fiscal year 2006 acquisitions.

During the nine months ended December 31, 2005, we acquired four businesses that provide office-imaging solutions and related services. Aggregate consideration, net of cash acquired, for these acquisitions was approximately $15,144, consisting of cash paid to the sellers, 53,380 shares of Global’s common stock, par value $.01 per share, that were previously held in treasury (valued at $920, based on the fair value of the stock on the date of issuance), and acquisition-related expenses. Liabilities assumed in connection with these acquisitions totaled approximately $2,531. The fair value of total assets acquired in these acquisitions consisted of approximately $2,908 of tangible assets, net of cash acquired, and approximately $14,767 of intangible assets.

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

	Unaudited Pro Forma
	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Revenues	$278,566	$270,289	$841,681	$808,855

Net income	$17,509	$16,701	$51,636	$48,250

Earnings per common share:

Basic	$.35	$.36	$1.04	$1.04

Diluted	$.34	$.33	$.99	$.95

NOTE 5. COMPREHENSIVE INCOME

The following table presents a reconciliation of comprehensive income, comprised of net income and the unrealized gain (loss) on cash flow hedges.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Net income	$17,453	$16,093	$51,078	$46,011
Unrealized gain (loss) on cash flow hedges, net of tax	4	147	(241)	267

Total comprehensive income	$17,457	$16,240	$50,837	$46,278

NOTE 6. DERIVATIVES

We enter into swap and interest rate cap agreements to hedge the fluctuations in variable interest rates and do not use derivative instruments for speculative purposes.

In December 2004, we entered into two forward swap agreements which we accounted for as cash flow hedges. The agreements effectively convert $40,000 of our variable-rate debt to fixed-rate debt, reducing the exposure to changes in interest rates. Under the first swap agreement, we received an average LIBOR variable rate of 5.24% and paid an average LIBOR fixed rate of 3.85% for the period from April 1, 2006 to December 31, 2006. Under the second swap agreement, we received an average LIBOR variable rate of 5.24% and paid an average LIBOR fixed rate of 3.87% for the period from April 1, 2006 to December 31, 2006. Both agreements are effective for a period of two years, beginning December 2005.

In May 2005, we entered into a forward swap agreement which we accounted for as a cash flow hedge. The agreement effectively converts $30,000 of our variable-rate debt to fixed-rate debt, reducing the exposure to changes in interest rates. Under the agreement, we received an average LIBOR variable rate of 5.22% and paid an average LIBOR fixed rate of 4.05% for the period from April 1, 2006 to December 31, 2006. The agreement is effective for a period of two years, beginning September 2005.

In December 2006, we entered into two swap agreements which we accounted for as cash flow hedges. The agreements effectively convert $40,000 of our variable-rate debt to fixed-rate debt, reducing the exposure to changes in interest rates. Under both agreements, we received an average LIBOR variable rate of 5.35% and paid an average LIBOR fixed rate of 4.85% for the period from December 11, 2006 to December 31, 2006.

The LIBOR interest rates in the preceding paragraphs exclude our applicable interest rate spreads under our credit facilities.

We have recognized a loss, net of tax, of approximately $241 and a gain, net of tax, of approximately $267 for the nine-month periods ended December 31, 2006 and 2005, respectively, related to our interest rate swap agreements. These amounts have been recorded in comprehensive income.

In September 2003, we entered into three two-year interest rate cap agreements in notional amounts of $20,000 each. These three cap agreements expired in September 2005. In July 2004, we entered into a two-year interest rate cap agreement in the notional amount of $25,000. This agreement expired in July 2006. In May 2005, we also entered into a two-year forward interest rate cap agreement in the notional amount of $30,000, effective September 2005 (collectively, the Caps). These Caps are not designated as hedging instruments and as such are recorded on the consolidated balance sheet at their estimated fair value, with changes in the fair value being recorded in the consolidated statement of income as an increase or decrease to interest expense during the period of change. The change in the Caps’ fair value resulted in additional interest expense of $76 and $32, before tax, for the nine-month periods ended December 31, 2006 and 2005, respectively. The September 2005 cap limits our interest rate risk exposure for the related notional amount to a 5.50% LIBOR rate plus the applicable margin. We have received $103 under the July 2004 Cap agreement.

NOTE 7. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On May 9, 2006, our Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $150,000 of Global common stock over a three-year period. During the nine months ended December 31, 2006, we repurchased a total of 2,154,115 shares of common stock for an aggregate purchase price of $45,129, including commissions.

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

NOTE 8. LONG-TERM DEBT

Our long term debt consisted of the following as of December 31, 2006 and March 31, 2006:

	December 31, 2006	March 31, 2006
Senior Credit Facility:
Term Loan	$150,000	$205,293
Revolving Line of Credit	55,000	—
Convertible Senior Subordinated
Notes, 4% due May 2008	—	57,500
Various notes payable	82	53

Total long-term debt	205,082	262,846
Less: current maturities	(22)	(2,133)

Long-term debt, less current maturities	$205,060	$260,713

Effective June 29, 2006, we refinanced our prior senior credit facility and entered into a new senior credit agreement. Our new senior credit facility is with a syndicate of banks and financial institutions, with Wachovia National Association serving as administrative agent. Our new senior credit facility is comprised of a $200,000 five-year revolving credit line and a $150,000 five-year no amortization term loan. Both the new revolving credit line and the new term loan bear interest, based on the Company’s current leverage ratios, at 1.25% over LIBOR or 100% of a base rate related to the prime rate. The new senior credit facility provides for an unused commitment fee payable to the lenders and certain other fees payable by us and our material subsidiaries. The commitment fee rates range from .225% to .275% of the unused balance. Amounts borrowed under the revolving credit line of the new senior credit facility may be repaid and borrowed over the life of the new senior credit facility, with a final maturity date of June 29, 2011. The terms of the new senior credit facility require compliance with various affirmative, negative, and financial covenants. Amounts borrowed under the senior credit facility may be used to fund working capital, share repurchases and other general corporate purposes, including acquisitions. We are only required to obtain written consent prior to an acquisition if our pro forma leverage ratio is greater than 2.75 and there is less than $40,000 available under the revolving credit facility. We are permitted to pay cash dividends as long as the Company is in compliance with its covenants.

During the nine months ended December 31, 2006, we incurred a loss on early extinguishment of debt in the amount of $1,045 related to the refinancing of our prior senior credit facility.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for the fiscal years beginning after November 15, 2007; therefore, we anticipate adopting this standard as of April 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial statements.

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

Overview

We are one of the leading providers of office technology solutions to middle-market businesses in the United States, selling and providing primarily contract services for automated office equipment, including copiers, multi-function products (MFPs), facsimile machines and printers, network integration solutions and electronic presentation systems. We believe that the markets for our products and services are converging as technology advancements and innovation produce increases in automated office equipment functionality and networking capabilities. Incorporating products from the Ricoh family of products, Konica Minolta, Sharp, Canon, Toshiba, Hewlett-Packard, IBM, Microsoft, NEC, Hitachi, InFocus and other leading companies, we offer solutions for our customers from a network of more than 180 locations in 32 states and the District of Columbia. The contractual nature of our service and supply business, tailored lease financing programs, high level of repeat equipment purchases and our emphasis on superior customer service generate stable and recurring revenue streams. Since our founding in June 1994, we have acquired more than 80 businesses, all within the United States, which we have organized as a network of 21 core companies with corresponding satellite businesses. We believe the businesses we have acquired and the businesses we acquire in the future will benefit from our various programs and operating strategies. These benefits include increased operating efficiencies, the support of experienced and professional senior management, expansion of the types of office imaging products and services offered, increased access to capital and enhanced financial management.

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

Vendor Incentives

We receive incentives from some of our vendors related to volume rebates, cooperative advertising allowances and other programs or agreements. Certain incentive programs are for quarterly periods and historically have not varied significantly from quarter to quarter. There are also certain annual volume rebate programs offered by some of our vendors. We do not record any volume rebate until it is probable that it will be earned and the amount can be reasonably estimated. We record unrestricted volume rebates received as a reduction of inventories and recognize the incentives as a reduction to cost of sales when the related inventories are sold. Cooperative advertising allowances are generally required by the vendor to be used by us exclusively for advertising or other marketing programs. These restricted cooperative advertising allowances are recognized as a reduction to selling, general and administrative expenses as the related marketing expenses are incurred. Amounts received or receivable from vendors that are not yet earned are deferred. In addition, we receive early payment discounts from certain vendors. We record early payment discounts received as a reduction of inventories and recognize the discount as a reduction to cost of sales when the related inventories are sold.

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

RESULTS OF OPERATIONS

The following table sets forth our total revenues, revenues by type and our estimated internal growth rates for all revenues during the periods indicated. We calculate the internal growth rate for each period by comparing total revenues earned by businesses that were part of our company during the entire subject periods to the total revenues earned by those same businesses during the corresponding period in the prior year. The growth rates provided are our best estimates of changes in total revenues that are not the result of business acquisitions during a particular period.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Revenues:
Equipment revenues	$165,572	$153,675	$498,129	$456,948
Supplies revenues	40,281	36,650	120,142	110,877

Equipment and supplies revenues	205,853	190,325	618,271	567,825

Service revenues	67,783	62,649	198,566	182,485
Rental revenues	3,842	3,870	11,361	11,674

Service and rental revenues	71,625	66,519	209,927	194,159

Total revenues	$277,478	$256,844	$828,198	$761,984

Estimated internal growth rates for revenues	3.1%	5.3%	4.1%	5.1%

The following table sets forth our gross profit by revenue type and gross profit by revenue type as a percentage of revenue during the periods indicated:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Gross profit by revenue type:
Equipment	$57,499	$53,025	$168,099	$155,143
Supplies	17,506	17,411	53,278	51,032
Service	32,340	30,464	96,266	89,150
Rental	1,158	1,146	3,434	3,675

Total gross profit	$108,503	$102,046	$321,077	$299,000

Gross profit by revenue type as a percentage of revenue:
Equipment	34.7%	34.5%	33.7%	34.0%
Supplies	43.5%	47.5%	44.3%	46.0%
Service	47.7%	48.6%	48.5%	48.9%
Rental	30.1%	29.6%	30.2%	31.5%

Total gross profit as a percentage of revenue	39.1%	39.7%	38.8%	39.2%

THREE MONTHS ENDED DECEMBER 31, 2006 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2005

Revenues

Total revenues for the three months ended December 31, 2006 were $277,478, which represents an increase of 8.0% over the same period in fiscal year 2006. Our estimated total internal revenue growth rate for the three months ended December 31, 2006 was 3.1%. Internal revenue growth for our automated office equipment business and our technology business for the three months ended December 31, 2006 was 0.8% and 11.8%, respectively. The balance of the increase in revenues was due to revenues from four businesses acquired during the nine months ended December 31, 2006 and four businesses acquired in fiscal year 2006 that were not a part of our business for the full quarter last year.

Equipment and supplies revenues for the three months ended December 31, 2006 were $205,853, which represents an increase of 8.2% over the same period in fiscal year 2006. Equipment revenues increased 7.7% and supplies revenues increased 9.9%, with the growth due to a combination of revenues from the businesses acquired and internal revenue growth. Approximately 50% of the increase in equipment revenues resulted from our technology business.

Service and rental revenues for the three months ended December 31, 2006 were $71,625, which represents an increase of 7.7% over the same period in fiscal year 2006. Service revenues increased 8.2%, with the growth due to a combination of revenues from the businesses acquired and internal revenue growth. Rental revenues decreased 0.7%. Rentals primarily result from customer preference, as opposed to a significant targeted marketing program. Accordingly, the revenue changes from period to period may not follow overall revenue trends.

As indicated above, our combined internal revenue growth for the three month periods ended December 31, 2006 and 2005 was 3.1% and 5.3%, respectively. We only provide forward guidance for the internal revenue growth for the next quarter of results. We expect the internal revenue growth for the three months ended March 31, 2007 to be in the range of 2.0% to 4.0%, as we continue to compare with strong results in prior year periods.

Gross Profit

Gross profit for the three months ended December 31, 2006 totaled $108,503, or a 6.3% increase over the same period in fiscal year 2006. The gross profit increase is due to the new business acquisitions and the growth in revenues from our existing companies.

Equipment gross profit margin for the three months ended December 31, 2006 increased 0.2 percentage points from the same period in fiscal year 2006, which is primarily due to an increase in equipment gross profit margins of automated office equipment.

Supplies gross profit margin for the three months ended December 31, 2006 decreased 4.0 percentage points from the same period in fiscal year 2006, which is primarily due to a decrease in automated office equipment supply gross profit margins.

Service gross profit margin for the three months ended December 31, 2006 decreased 0.9 percentage points from the same period in fiscal year 2006, primarily due to a decrease in the gross profit margins of automated office equipment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A expenses, increased 6.4% to $76,547 for the three months ended December 31, 2006. As a percentage of revenues, SG&A expenses were 27.6% and 28.0% for the three months ended December 31, 2006 and 2005, respectively. The overall increase in SG&A expenses for the three months ended December 31, 2006 was primarily due to our newly acquired businesses and increased compensation costs.

Intangible Asset Amortization

Intangible asset amortization was $485 for the three months ended December 31, 2006 compared to $458 for the same period in fiscal year 2006. This amortization relates to non-compete agreements and customer relationships. The increase in amortization relates to newly acquired businesses.

Income From Operations

Income from operations was $31,471, or 11.3% of total revenues, for the three months ended December 31, 2006 compared to $29,671, or 11.6% of total revenues, for the same period in fiscal year 2006.

Interest Expense

Interest expense decreased 16.1% to $3,046 for the three months ended December 31, 2006 compared to $3,631 for the same period in fiscal year 2006. The decrease in interest expense was primarily due to a decrease in our average outstanding borrowings, partially offset by an increase in average interest rates. Interest expense includes the amortization of financing fees incurred in connection with our senior credit facilities of $143 and $278 for the three months ended December 31, 2006 and 2005, respectively.

Income Taxes

The provision for income taxes was $10,972 for the three months ended December 31, 2006 compared to $9,947 for the same period in fiscal year 2006. The effective income tax rate was 38.6% and 38.2% for the three months ended December 31, 2006 and 2005, respectively. The slight increase in the effective rate is primarily due to changes in state tax laws in certain of the states in which we do business.

NINE MONTHS ENDED DECEMBER 31, 2006 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2005

Revenues

Total revenues for the nine months ended December 31, 2006 were $828,198, which represents an increase of 8.7% over the same period in fiscal year 2006. Our estimated total internal revenue growth rate for the nine months ended December 31, 2006 was 4.1%. Internal growth for our automated office equipment business and our technology business for the nine months ended December 31, 2006 was 1.2% and 14.8%, respectively. The balance of the increase in revenues was due to revenues from four businesses acquired during the nine months ended December 31, 2006 and six businesses acquired in fiscal year 2006 that were not a part of our business for the full nine months last year.

Equipment and supplies revenues for the nine months ended December 31, 2006 were $618,271, which represents an increase of 8.9% over the same period in fiscal year 2006. Equipment revenues increased 9.0% and supplies revenues increased 8.4%, with the growth due to a combination of revenues from the businesses acquired and internal revenue growth, particularly from the increase in technology equipment revenues.

Service and rental revenues for the nine months ended December 31, 2006 were $209,927, which represents an increase of 8.1% over the same period in fiscal year 2006. Service revenues increased 8.8%, with the growth due to a combination of revenues from the businesses acquired and internal revenue growth. Rental revenues decreased 2.7%. Rentals primarily result from customer preference, as opposed to a significant targeted marketing program. Accordingly, the revenue changes from period to period may not follow overall revenue trends.

Gross Profit

Gross profit for the nine months ended December 31, 2006 totaled $321,077, or a 7.4% increase over the same period in fiscal year 2006. The gross profit increase is due to the new business acquisitions and the growth in revenues from our existing companies.

Equipment gross profit margin for the nine months ended December 31, 2006 decreased 0.3 percentage points from the same period in fiscal year 2006, which is primarily due to change in the mix of revenues. Technology equipment revenues, which generally have a lower gross profit margin than automated office equipment revenues, increased at a higher rate than automated office equipment revenues.

Supplies gross profit margin for the nine months ended December 31, 2006 decreased 1.7 percentage points as compared to the same period in fiscal year 2006, which is primarily due to a decrease in automated office equipment supply gross profit margins.

Service gross profit margin for the nine months ended December 31, 2006 decreased 0.4 percentage points as compared to the same period in fiscal year 2006, which is primarily due to a decrease in automated office equipment gross profit margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A expenses, increased 6.7% to $227,138 for the nine months ended December 31, 2006. As a percentage of revenues, SG&A expenses were 27.4% and 27.9% for the nine months ended December 31, 2006 and 2005, respectively. The overall increase in SG&A expenses for the nine months ended December 31, 2006 was primarily due to our newly acquired businesses and increased compensation costs. The slight decrease in SG&A expenses as a percentage of revenues for the nine months ended December 31, 2006 was primarily the result of a greater portion of revenues being derived from our technology business, which generally has lower selling expenses, than in the prior year period.

Intangible Asset Amortization

Intangible asset amortization was $1,391 for the nine months ended December 31, 2006 compared to $1,347 for the same period in fiscal year 2006. This amortization relates to non-compete agreements and customer relationships. The increase in amortization relates to newly acquired businesses.

Income From Operations

Income from operations was $92,548, or 11.2% of total revenues, for the nine months ended December 31, 2006 compared to $84,777, or 11.1% of total revenues, for the same period in fiscal year 2006.

Other Income

Other income for the nine months ended December 31, 2006 includes a $1,194 gain on sale of selected technology training division assets.

Loss on early extinguishment of debt

During the nine months ended December 31, 2006, we incurred a loss on early extinguishment of debt in the amount of $1,045 related to the write off of selected financing costs of our debt refinancing.

Interest Expense

Interest expense decreased 8.6% to $9,509 for the nine months ended December 31, 2006 compared to $10,402 for the same period in fiscal year 2006. The decrease in interest expense was due to a decrease in our average outstanding borrowings, partially offset by higher average interest rates as compared to the same period in fiscal year 2006. Interest expense includes the amortization of financing fees incurred in connection with our senior credit facilities and the 4% convertible senior subordinated notes due 2008, prior to their redemption in June 2006, of $490 and $823 for the nine months ended December 31, 2006 and 2005, respectively.

Income Taxes

The provision for income taxes was $32,110 for the nine months ended December 31, 2006 compared to $28,364 for the same period in fiscal year 2006. The effective income tax rate was 38.6% and 38.1% for the nine months ended December 31, 2006 and 2005, respectively. The slight increase in the effective rate is primarily due to changes in state tax laws in certain of the states in which we do business.

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

Our long term debt consisted of the following as of December 31, 2006 and March 31, 2006:

	December 31, 2006	March 31, 2006
Senior Credit Facility:
Term Loan	$150,000	$205,293
Revolving Line of Credit	55,000	—
Convertible Senior Subordinated Notes, 4% due May 2008	—	57,500
Various notes payable	82	53

Total long-term debt	205,082	262,846
Less: current maturities	(22)	(2,133)

Long-term debt, less current maturities	$205,060	$260,713

Effective June 29, 2006, we refinanced our prior senior credit facility and entered into a new senior credit agreement. Our new senior credit facility is with a syndicate of banks and financial institutions, with Wachovia National Association serving as administrative agent. Our new senior credit facility is comprised of a $200,000 five-year revolving credit line and a $150,000 five-year no amortization term loan. Both the new revolving credit line and the new term loan bear interest, based on the Company’s current leverage ratios, at 1.25% over LIBOR or 100% of a base rate related to the prime rate. The new senior credit facility provides for an unused commitment fee payable to the lenders and certain other fees payable by us and our material subsidiaries. The commitment fee rates range from .225% to .275% of the unused balance. Amounts borrowed under the revolving credit line of the new senior credit facility may be repaid and borrowed over the life of the new senior credit facility, with a final maturity date of June 29, 2011. The terms of the new senior credit facility require compliance with various affirmative, negative, and financial covenants. Amounts borrowed under the senior credit facility may be used to fund working capital, share repurchases and other general corporate purposes, including acquisitions. We are only required to obtain written consent prior to an acquisition if our pro forma leverage ratio is greater than 2.75 and there is less than $40,000 available under the revolving credit facility. We are permitted to pay cash dividends as long as the Company is in compliance with its covenants.

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

Net cash provided by operating activities totaled $33,352 for the nine months ended December 31, 2006 as compared to net cash provided by operating activities of $41,963 for the same period in fiscal year 2006. The decrease in net cash provided for the period was primarily due to a change in the classification of tax benefits from stock option exercises, as required by the provisions of FAS 123(R) which we adopted April 1, 2006. Net cash used in investing activities of $42,659 during the nine months ended December 31, 2006 was primarily for purchases of four acquisitions as well as purchases of property, equipment and rental equipment. Net cash used in financing activities of $32,917 during the nine months ended December 31, 2006 was primarily for the purchase of common stock pursuant to the Company’s stock repurchase program, partially offset by proceeds from the exercise of stock options.

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

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2006, our disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

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

The following table presents information with respect to purchases of common stock by the Company under the share repurchase program during the quarter ended December 31, 2006:

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plan or programs	Maximum dollar value of shares that may yet be purchased under the plan or programs
Oct. 1 – Oct. 31, 2006	—	—	—
Nov. 1 – Nov. 30, 2006	440,350	$21.29	440,350
Dec. 1 – Dec. 31, 2006	149,400	21.31	149,400

Total	589,750	$21.30	589,750	$104,871,378

(1)	Excludes commissions.

ITEM 3.	Defaults Upon Senior Securities

None

ITEM 4.	Submission of Matters to a Vote of Security Holders

None

ITEM 5.	Other Information

None

ITEM 6.	Exhibits

The Exhibit Index filed herewith is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Imaging Systems, Inc.
(Registrant)

February 8, 2007	/s/ Raymond Schilling
Date	Raymond Schilling
On behalf of Global Imaging Systems and as Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

(Pursuant to Item 601 of Regulation S-K)

Number	Exhibit
3i.1	Amended and Restated Certificate of Incorporation of Global Imaging Systems, Inc. (1)

3i.2	Certificate of Amendment of Certificate of Incorporation of Global Imaging Systems, Inc. (3)

3ii.1	Amended and Restated Bylaws of Global Imaging Systems, Inc. (1)

3ii.2	Amendment to Amended and Restated Bylaws of Global Imaging Systems, Inc. (2)

4.1	Form of 4% Convertible Senior Subordinated Notes Due 2008. (2)

10.1	Form of Agreement restricting the sale of shares of Common Stock acquired by Company executives upon the Exercise of accelerated options. (4)

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Written Statement of Chief Executive Officer and Chief Financial Officer furnished (not filed) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
(1)	Incorporated by reference to Global’s Registration Statement on Form S-1, No. 333-48103, as filed with the SEC on May 8, 1998.
(2)	Incorporated by reference to Global’s Registration Statement on Form S-3/A, No. 333-107948, as filed with the SEC on October 7, 2003.
(3)	Incorporated by reference to Global’s Proxy Statement on Form DEF 14A, as filed with the SEC on July 19, 2004.
(4)	Incorporated by reference to Global’s Quarterly Report on Form 10-Q, as filed with the SEC on August 8, 2006.